Form 10-K
period 2001-09-30
SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM SAN FRANCISCO INC; SPANISH BROADCASTING SYSTEM SOUTHWEST INC; SPANISH BROADCASTING SYSTEM FINANCE CORP; SPANISH BROADCASTING SYSTEM OF PUERTO RICO INC /PR/; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC
filed 2001-12-31
CIK 927721, 927723, 927726, 927722, 927720, 1157666, 1157665, 1121554, 1096342, 1096128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                   COMMISSION FILE NUMBER 000-27823
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM
           TO

                       SPANISH BROADCASTING SYSTEM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      SEE TABLE OF ADDITIONAL REGISTRANTS

                      DELAWARE                                             13-3827791
            (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                        2601 SOUTH BAYSHORE DRIVE, PH II
                          COCONUT GROVE, FLORIDA 33133
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 441-6901
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 26, 2001, the aggregate market value of the Class A common stock held by non-affiliates of the Company was approximately $336.2 million. The aggregate market value of the Class B common stock held by non-affiliates of the Company was approximately $0.6 million. We calculated the aggregate market value based upon the closing price of our Class A common stock on December 26, 2001 of $9.15 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

     As of December 26, 2001, 36,862,705 shares of Class A common stock, par value $.0001 per share, and 27,795,500 shares of Class B common stock, par value $.0001 per share, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                     PRIMARY STANDARD
                                                  STATE OR OTHER        INDUSTRIAL       I.R.S. EMPLOYER
                                                  JURISDICTION OF     CLASSIFICATION     IDENTIFICATION
NAME                                               INCORPORATION          NUMBER             NUMBER
----                                              ---------------    ----------------    ---------------
Spanish Broadcasting System of California,
  Inc. .........................................   California              4832            92-3952357
Spanish Broadcasting System Network, Inc. ......    New York               4899            13-3511101
SBS Promotions, Inc. ...........................    New York               7999            13-3456128
SBS Funding, Inc. ..............................    Delaware               4832            52-2176317
Alarcon Holdings, Inc. .........................    New York               6512            13-3475833
SBS of Greater New York, Inc. ..................    New York               4832            13-3888732
Spanish Broadcasting System of Florida, Inc. ...     Florida               4832            58-1700848
Spanish Broadcasting System of Greater Miami,
  Inc. .........................................    Delaware               4832            65-0774450
Spanish Broadcasting System of Puerto Rico,
  Inc. .........................................    Delaware               4832            52-2139546
Spanish Broadcasting System, Inc. ..............   New Jersey              4832            13-3181941
Spanish Broadcasting System of Illinois,
  Inc. .........................................    Delaware               4832            36-4174296
Spanish Broadcasting System of San Antonio,
  Inc. .........................................    Delaware               4832            65-0820776
Spanish Broadcasting System Finance
  Corporation...................................    Delaware               4832            65-1081341
Spanish Broadcasting System SouthWest, Inc. ....    Delaware               4832            75-2130336
Spanish Broadcasting System - San Francisco,
  Inc. .........................................    Delaware               4832            94-3405231
Spanish Broadcasting System of Puerto Rico,
  Inc. .........................................   Puerto Rico             4832            66-0564244

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  ITEM 1.    Business....................................................    1
  ITEM 2.    Properties..................................................   21
  ITEM 3.    Legal Proceedings...........................................   21
  ITEM 4.    Submission of Matters to a Vote of Security Holders.........   22

PART II
  ITEM 5.    Market For Registrant's Common Equity and Related
             Stockholder Matters.........................................   22
  ITEM 6.    Selected Financial Data.....................................   23
  ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   25
  ITEM 7A.   Quantitative and Qualitative Disclosures About Market
             Risk........................................................   35
  ITEM 8.    Financial Statements and Supplementary Data.................   36
  ITEM 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................   36

PART III
  ITEM 10.   Directors and Executive Officers of the Registrant..........   36
  ITEM 11.   Executive Compensation......................................   38
  ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   44
  ITEM 13.   Certain Relationships and Related Transactions..............   46

PART IV
  ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................   47

                                     PART I

ITEM 1.  BUSINESS

     All references to "we", "us", "our", "SBS", "our company" or "the Company" in this report mean Spanish Broadcasting System, Inc., a Delaware corporation, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, refer to our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation. Our executive offices are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133, and our telephone number is (305) 441-6901.

     SBS, founded in 1983 and incorporated in the State of Delaware in 1994, is the largest Hispanic-controlled radio broadcasting company in the United States. We currently own 23 FM radio stations and one AM radio station. We program an additional FM radio station under a time brokerage agreement. Our stations are located in eight of the largest Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco, Dallas and San Antonio. Our radio stations reach approximately 52% of the U.S. Hispanic population. Our WSKQ-FM station in New York and WLEY-FM station in Chicago are each ranked as the number one station in their respective target demographic group (Hispanic men and women ages 18-49 and Hispanic men and women ages 18-34, respectively) in the Summer 2001 Arbitron(R) ratings.

     Our strategy is to maximize the revenue and profitability of our radio station portfolio and to expand in our existing markets and into additional markets that have a significant Hispanic population. We believe that the continued growth of the U.S. Hispanic population and the rapid increase in advertising targeting Hispanics provide us with significant opportunities for growth. We also believe that we have competitive advantages in the radio industry due to our focus on formats targeting U.S. Hispanic audiences and our skill in programming and marketing to these audiences.

     Our Internet strategy is designed to complement our existing business and to enable us to capitalize on our U.S. Hispanic market expertise. In 1999 we purchased 80% of the issued and outstanding capital stock of JuJu Media, Inc., the owner of LaMusica.com, a bilingual Spanish-English Internet Web site and on-line community that focuses on the U.S. Hispanic market. LaMusica.com is a provider of original information and interactive content related to Latin music, entertainment, news and culture. LaMusica.com provides our advertisers with an additional means of reaching the U.S. Hispanic consumer markets.

     SBS is led by Mr. Raul Alarcon, Jr., who became our Chairman of the Board of Directors when we completed our initial public offering on November 2, 1999 and has been Chief Executive Officer since June 1994, and President and a director since October 1985. The Alarcon family has been involved in Spanish-language radio broadcasting since the 1950's, when Mr. Pablo Raul Alarcon, Sr., our Chairman Emeritus and a member of our Board of Directors, established his first radio station in Camaguey, Cuba. Members of our senior management team, on average, have over 20 years of experience in Spanish-language media and radio broadcasting.

BUSINESS STRATEGY

     We focus on maximizing the revenue and profitability of our radio station portfolio by strengthening the performance of our existing radio stations and making additional strategic station acquisitions in both our existing markets and in new markets that have a significant Hispanic population. We also invest in advertising, programming research and talent with the expectation of long-term growth. In addition, we have implemented an Internet strategy in order to develop new revenue sources.

OPERATING STRATEGY

     Our operating strategy focuses on maximizing our radio stations' appeal to our audience and our advertisers while minimizing operating expenses in order to increase revenue and cash flow. To achieve these goals, we focus on:

     Providing High-Quality Spanish-Language Programming. We format the programming of each of our stations to capture a significant share of the Spanish-language audience. We use market research, including third party consultants, in-house research and periodic music testing, to assess listener preferences in each station's target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own cultural and musical heritage, we strive to make ourselves intimately familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups, and we customize our programming accordingly.

     Retaining Strong Local Management Teams. We employ local management teams in each of our markets who are responsible for the day-to-day operations of our radio stations. The teams generally consist of a general manager, a general sales manager and a programming director. Stations are staffed with managers who have experience in and knowledge of the local radio market and/or the local Hispanic market. Because of the cultural diversity of the Hispanic population from region to region in the United States, most decisions regarding day-to-day programming, sales and promotional efforts are made by local managers. We believe this approach improves our flexibility and responsiveness to changing conditions in each of the markets we serve.

     Utilizing Aggressive Sales Efforts. Our sales force focuses on converting audience share into advertising revenue. In order to encourage an aggressive and focused sales force, we have developed compensation structures based upon collected advertising revenue. We seek to maximize our sales to national advertisers because they generally place large advertising orders throughout the year. We have attracted key sales executives from general market radio who have applied their expertise and relationships with the advertising community to increase our share of advertising from leading general market advertisers. We believe that our focused sales efforts are working to increase media spending targeted at the U.S. Hispanic consumer market and will enable us to continue to achieve significant revenue growth, and to narrow the gap between the level of advertising currently targeted at U.S. Hispanics and the potential buying power of the U.S. Hispanic population.

     Controlling Operating Costs. By employing a disciplined approach to operating our radio stations, we have been able to achieve operating margins which are in line with the radio broadcast industry's average operating margins. We emphasize control of each station's operating costs through detailed budgeting, tight control over staffing levels and constant expense analysis. While local management is responsible for the day-to-day operation of each station, corporate management is responsible for long-range and strategic planning, establishing policies and procedures, maximizing cost savings where centralized activity is appropriate, allocating resources and maintaining overall control of the stations.

     Making Effective Use of Promotions and Special Events. One of our goals is to use our expertise in marketing to the Hispanic consumer in each of the markets in which we operate stations to attract a large share of advertising revenue. We believe that effective promotional efforts play a significant role in both adding new listeners and increasing listener loyalty. We have organized special promotional appearances, such as station van appearances at client events, concerts and tie-ins to major events, which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional means of reaching the Hispanic consumer. In many instances, these events are co-sponsored by local television and newspapers, allowing our advertisers to reach a larger combined audience.

     Maintaining Strong Community Involvement. We have historically been, and will continue to be, actively involved in the local communities that we serve. Our radio stations participate in numerous community programs, fund-raisers and activities benefitting the local community and Hispanics abroad, such as the recent concert "Hispanos por New York" held at Madison Square Garden on December 9, 2001, for the benefit of Hispanics who lost loved ones in the recent World Trade Center and Flight 587 tragedies. Other examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by radio station personalities with school and community groups designed to deter drug and gang involvement, free concerts and events designed to promote family values within the local Hispanic communities, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our stations and members of our management have received numerous community service awards and acknowledgments from governmental entities and community and philanthropic organizations for their service. We believe that this involvement helps build and maintain station awareness and listener loyalty.

ACQUISITION STRATEGY

     Our acquisition strategy is to acquire radio stations in the largest U.S. Hispanic markets. We consider acquisitions of stations in our existing markets, as well as acquisitions of stations in other markets with a large Hispanic population, where we can maximize our revenue through aggressive sales to U.S. Hispanic and general market advertisers. These acquisitions may include stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted.

     In analyzing potential radio station acquisitions, we consider many factors including:

     - the size of the Hispanic market;

     - anticipated growth, demographics, and other characteristics of the market;

     - the nature and number of competitive stations in the market;

     - the nature of other media competition in the station's market;

     - the probability of achieving operating synergies through multiple station ownership within the target market;

     - the existing or potential quality of the broadcast signal and transmission facility;

     - the station's ratings, revenue and operating cash flow; and

     - the price and terms of the purchase.

     We cannot, however, assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to: stations acquired by us may not increase our broadcast cash flow or yield other anticipated benefits; required regulatory approvals may result in unanticipated delays in completing acquisitions; difficulty in managing our rapid growth; and we may be required to raise additional financing in order to finance such acquisitions while our ability to do so may be limited by the terms of our debt instruments.

INTERNET STRATEGY

     Our Internet strategy is designed to complement our existing business and to enable us to capitalize on our U.S. Hispanic market expertise. The core of our strategy is LaMusica.com, an Internet Web site and on-line community focused on the U.S. Hispanic market. This Web site offers some of our radio stations' broadcasts through the use of audio streaming technology and provides our advertisers with a complementary means of reaching their target audience.

TOP 10 HISPANIC RADIO MARKETS IN THE UNITED STATES

     The table below lists the top 10 Hispanic radio markets in the United States, including Puerto Rico. We currently own radio stations in Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco, Dallas and San Antonio. Population estimates are for 2001 and are based upon statistics provided by the Strategy Research Corporation -- 2002 U.S. Hispanic Market Report and the Strategy Research Corporation -- 2001 U.S. Latin America Market Report.

                                                                          % HISPANIC OF
                                                              HISPANIC        TOTAL       % OF TOTAL U.S.
HISPANIC                                                     POPULATION   POPULATION IN      HISPANIC
  RANK                         MARKET                          (000)       THE MARKET       POPULATION
--------                       ------                        ----------   -------------   ---------------
   1.     Los Angeles......................................    7,000.8        41.4%            16.5%
   2.     New York.........................................    3,971.3        19.2              9.4
   3.     Puerto Rico......................................    3,779.1        98.8              8.9
   4.     Miami............................................    1,719.4        41.1              4.1
   5.     Chicago..........................................    1,603.7        17.1              3.8
   6.     Houston..........................................    1,584.0        29.7              3.7
   7.     San Francisco....................................    1,356.6        19.6              3.2
   8.     Dallas...........................................    1,324.9        22.0              3.1
   9.     San Antonio......................................    1,150.5        55.4              2.7
  10.     Phoenix..........................................    1,035.0        25.0              2.4
                                                              --------        ----             ----
          Total for Top 10 Hispanic Markets................   24,525.3        30.8%            57.8%
                                                              ========        ====             ====

PROGRAMMING

     We format the programming of each of our stations to capture a substantial share of the U.S. Hispanic audience. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to be very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have an in-house research department located in Miami and Los Angeles consisting of 8 employees and 5 employees, respectively, who conduct extensive radio market research on a daily, weekly, monthly and annual basis. By employing listener study groups and telephone surveys modeled after Arbitron(R) written survey methodology, but with even larger sample sizes than Arbitron(R), we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron(R) quarterly results are published. In this manner, we can respond immediately to the changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

     - Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue and cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York and Miami. Merengue music is up-tempo dance music originating from the Dominican Republic. Cumbia is a festive, folkloric music which originated in Colombia.

     - Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, nortena, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, nortena has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinaloa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

     - Spanish Adult Contemporary. The Spanish Adult Contemporary format includes pop, Latin rock, and ballads.

     - American Contemporary Hits. The American Contemporary Hits format consists of popular music released within the last year. This format also tends to include a variety of music styles such as Rock, Pop, R&B, Rap and Dance which are mostly rhythmic in nature.

     - American 80's Hits. The American 80's Hits format consists of the top American chart hits from the 1980's.

     - American Top 40. The American Top 40 format consists of the most popular current chart hits.

     - Spanish Oldies. The Spanish Oldies format includes a variety of Latin music mainly from the 1950's, 1960's, 1970's and 1980's.

     - Spanish Hot Adult Contemporary. The Spanish Hot Adult Contemporary format consists of Rock ballads as well as alternative dance and pop music.

     - Mexican Adult Contemporary. The Mexican Adult Contemporary format includes pop and ballads with an emphasis on Mexican artists.

     The following table lists the programming formats of our radio stations and the target demographic of each station. We own each of the following stations except for KXOL-FM, which we program pursuant to a time brokerage agreement. During fiscal year 2001, we changed the call letters of some of our radio stations as follows: KFSG-FM, formerly programmed under the call letters KMJR-FM; KFSB-FM, formerly programmed under the call letters KNJR-FM; KXOL-FM, formerly programmed under the call letters KFSG-FM; WEGM-FM, formerly programmed under the call letters WCTA-FM; and WSMA-FM, formerly programmed under the call letters WEGM-FM.

                                                                                TARGET
                                                                              DEMOGRAPHIC
                                                                          (BY AGE AND GENDER,
MARKET         STATION                       FORMAT                         IF APPLICABLE)
------         -------                       ------                       -------------------
Los Angeles    KLAX-FM  Regional Mexican                                             18-49
               KFSG-FM  Programmed by a third party pursuant to a time      Not Applicable
                        brokerage agreement
               KFSB-FM  Programmed by a third party pursuant to a time      Not Applicable
                        brokerage agreement
               KXOL-FM  Mexican Adult Contemporary - Programmed by SBS               18-49
                        pursuant to a time brokerage agreement
New York       WSKQ-FM  Spanish Tropical                                             18-49
               WPAT-FM  Spanish Adult Contemporary                                   25-54
Puerto Rico    WMEG-FM  American Top 40                                              18-34
               WEGM-FM  American Top 40                                              18-34
               WCMA-FM  American 80's Hits                                           18-49
               WSMA-FM  American 80's Hits                                           18-49
               WIOA-FM  Spanish Adult Contemporary                             18-49(Women)
               WIOB-FM  Spanish Adult Contemporary                             18-49(Women)
               WIOC-FM  Spanish Adult Contemporary                             18-49(Women)
               WZNT-FM  Spanish Tropical                                         18-49(Men)
               WZMT-FM  Spanish Tropical                                         18-49(Men)
               WCOM-FM  Spanish Hot Adult Contemporary                               18-24
               WOYE-FM  Spanish Hot Adult Contemporary                               18-24
Miami          WXDJ-FM  Spanish Tropical                                             18-34
               WCMQ-FM  Spanish Oldies                                               35-54
               WRMA-FM  Spanish Adult Contemporary                                   25-54

                                                                                TARGET
                                                                              DEMOGRAPHIC
                                                                          (BY AGE AND GENDER,
MARKET         STATION                       FORMAT                         IF APPLICABLE)
------         -------                       ------                       -------------------
Chicago        WLEY-FM  Regional Mexican                                             18-34
San Francisco  KXJO-FM  Programmed by a third party pursuant to a           Not Applicable
                        network affiliation agreement
Dallas*        KTCY-FM  Regional Mexican                                             18-34
San Antonio    KLEY-FM  Regional Mexican                                             18-49
               KSAH-AM  Regional Mexican                                             18-49

---------------
* We programmed KXEB-AM in Dallas, Texas under a time brokerage agreement from May 8, 2000 (the date upon which we entered a stock purchase agreement (the "KXEB-AM Stock Purchase Agreement") with New World Broadcasters Corp. ("New World") and 910 Broadcasting Corp. ("910 Broadcasting") to acquire the outstanding capital stock of 910 Broadcasting, the owner of KXEB-AM) to July 31, 2001. On July 3, 2001, New World and 910 Broadcasting sent a notice to us in which they purported to terminate the KXEB-AM Stock Purchase Agreement. We are disputing the right of New World and 910 Broadcasting to terminate the agreement and are seeking to specifically enforce the KXEB-AM Stock Purchase Agreement. There can be no assurance that we will be successful in our efforts.

RADIO STATION PORTFOLIO

     The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Research, Inc.'s Investing in Radio, 2001 Market Report.

LOS ANGELES

     The Los Angeles market is the largest radio market in terms of advertising revenue which is projected to be approximately $921.9 million in 2001. In 2001, the Los Angeles market had the largest U.S. Hispanic population, with approximately 7.0 million Hispanics, which is approximately 41.4% of the Los Angeles market's total population. The Los Angeles market experienced annual radio revenue growth of 12.2% between 1995 and 2000, and radio revenue in the Los Angeles market is expected to grow at an annual rate of 5.8% between 2000 and 2005.

NEW YORK

     The New York market is the second largest radio market in terms of advertising revenue which is projected to be approximately $840.4 million in 2001. In 2001, the New York market had the second largest U.S. Hispanic population, with approximately 4.0 million Hispanics, which is approximately 19.2% of the New York market's total population. We believe that we own the strongest franchise in our target demographic group, with two of the three FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. These radio stations have an audience share of 5.3 and 2.8, respectively, in the Summer 2001 Arbitron(R) ratings. The New York market experienced annual radio revenue growth of 12.3% between 1995 and 2000, and radio revenue in the New York market is expected to grow at an annual rate of 6.0% between 2000 and 2005.

PUERTO RICO

     The Puerto Rico market is the twenty-sixth largest radio market in terms of advertising revenue which is projected to be approximately $100.4 million in 2001. In 2001, the Puerto Rico market had the third largest U.S. Hispanic population, with approximately 3.8 million Hispanics, which we believe is approximately 98.8% of the Puerto Rico market's total population. The Puerto Rico market experienced annual radio revenue growth of 9.1% between 1995 and 2000, and radio revenue in the Puerto Rico market is expected to grow at an annual rate of 2.0% between 2000 and 2005.

MIAMI

     The Miami market is the twelfth largest radio market in terms of advertising revenue which is projected to be approximately $269.7 million in 2001. In 2001, the Miami market had the fourth largest U.S. Hispanic population, with approximately 1.7 million Hispanics, which is approximately 41.1% of the Miami market's total population. The Miami market experienced annual radio revenue growth of 10.7% between 1995 and 2000 and radio revenue in the Miami market is expected to grow at an annual rate of 4.8% between 2000 and 2005.

CHICAGO

     The Chicago market is the third largest radio market in terms of advertising revenue which is projected to be approximately $575.7 million in 2001. In 2001, the Chicago market had the fifth largest U.S. Hispanic population, with approximately 1.6 million Hispanics, which is approximately 17.1% of the Chicago market's total population. We believe that we own the strongest franchise in our target demographic group in the Chicago market, with WLEY-FM, the number one ranked FM Spanish-language radio station. This radio station has an audience share of 6.0 in the Summer 2001 Arbitron(R) ratings. The Chicago market experienced annual radio revenue growth of 11.3% between 1995 and 2000, and radio revenue in the Chicago market is expected to grow at an annual rate of 6.0% between 2000 and 2005.

SAN FRANCISCO

     The San Francisco market is the fourth largest radio market in terms of advertising revenue which is projected to be approximately $502.9 million in 2001. In 2001, the San Francisco market had the seventh largest U.S. Hispanic population, with approximately 1.4 million Hispanics, which is approximately 19.6% of the San Francisco market's total population. The San Francisco market experienced annual radio revenue growth of 17.9% between 1995 and 2000, and radio revenue in the San Francisco market is expected to grow at an annual rate of 6.2% between 2000 and 2005.

DALLAS

     The Dallas market is the fifth largest radio market in terms of advertising revenue which is projected to be approximately $415.9 million in 2001. In 2001, the Dallas market had the eighth largest U.S. Hispanic population, with approximately 1.3 million Hispanics, which is approximately 22% of the Dallas market's total population. The Dallas market experienced annual radio revenue growth of 14.2% between 1995 and 2000, and radio revenue in the Dallas market is expected to grow at an annual rate of 6.6% between 2000 and 2005.

SAN ANTONIO

     The San Antonio market is the thirty-third largest radio market in terms of advertising revenue which is projected to be approximately $88.2 million in 2001. In 2001, San Antonio had the ninth largest U.S. Hispanic population, with approximately 1.2 million Hispanics, which is approximately 55.4% of the San Antonio market's total population. The San Antonio market experienced annual radio revenue growth of 8.1% between 1995 and 2000, and radio revenue in the San Antonio market is expected to grow at an annual rate of 4.9% between 2000 and 2005.

LATIN MUSIC ON-LINE ("LaMusica.com")

     LaMusica.com is a bilingual Spanish-English Internet Web site and on-line community that focuses on the U.S. Hispanic market. LaMusica.com is a provider of original information and interactive content related to Latin music, entertainment, news and culture. We believe that LaMusica.com, together with our radio station portfolio, enables our audience to enjoy additional targeted and culturally-specific entertainment options, such as concert listings, CD reviews, local entertainment calendars, and interactive content on popular Latin recording artists and entertainers. At the same time, LaMusica.com enables our advertisers to cost-effectively reach their targeted Hispanic consumer through an additional, dynamic and rapidly growing medium.

     LaMusica.com has links to the Web sites for some of our radio stations. This network of Web sites permits our target audiences to listen to streaming audio of live radio broadcasts from our radio stations from anywhere in the United States and the world. In addition to our network of station Web sites and our production of original interactive content relating to Latin music and entertainment, we offer enhanced community features on LaMusica.com such as bulletin boards and chat rooms.

     LaMusica.com and our network of station Web sites generate revenue primarily from advertising and sponsorship. We use our stations' on-air marketing power to draw visitors to LaMusica.com. We continue to conduct a nationwide advertising campaign on our radio stations in order to increase audience awareness of LaMusica.com. We utilize our strong relationships with advertisers and the music industry to develop banner advertising and sponsorships. In May 2000, we signed a two-year three-way barter agreement with LaMusica.com and AOL Time Warner, Inc. ("AOL"), which commenced in September 2000 (the "AOL Agreement"). Under this agreement, AOL provides LaMusica.com with a co-branded Web site, with a guaranteed minimum number of impressions over a two-year period. We believe that we can use these impressions to increase revenue. Under the AOL Agreement, AOL also provides a programming plan enabling LaMusica.com to create rich content for several AOL brands.

MANAGEMENT AND PERSONNEL

     As of December 26, 2001, we had 509 full-time employees, 11 of whom were primarily involved in corporate management and/or station management, 208 in programming, 173 in sales, 102 in general administration and 15 in technical activities.

     To facilitate efficient management from our corporate headquarters, we utilize computerized accounting systems, including Oracle software, to provide timely information to management on station operations, to assist in cost control and the preparation of monthly financial statements. Corporate executives regularly visit each station to monitor its operations and ensure that our policies are properly followed.

     Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer. The loss of any of these officers and key employees could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

SEASONALITY

     Seasonal broadcasting revenue fluctuations are common in the radio broadcasting industry and are primarily due to fluctuations in advertising expenditures by local and national advertisers. Historically, our second fiscal quarter (January through March) generally produced the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures. Due to the recent change of our fiscal year end from the last Sunday in September to the last Sunday in December of each calendar year, we expect that in the future, our lowest net broadcasting revenue producing quarter will be the first fiscal quarter, which would still be January through March.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

     In the course of our business, we use various trademarks, trade names and service marks, including logos, in our advertising and promotions. We believe the strength of our trademarks, trade names and service marks are important to our business and we intend to continue to protect and promote these marks as appropriate. We do not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the Federal Communications Commission ("FCC").

ADVERTISING

     Virtually all radio station revenue is derived from advertising. This revenue is usually classified in one of two categories -- "national" or "local." "National" generally refers to advertising that is solicited by a national representative firm that represents the station and is paid commissions based on collected net revenue. Our national sales representative is Caballero Spanish Media, LLC, a division of Interep National Radio Sales, Inc. "Local" refers to advertising purchased by advertisers and agencies in the local community served by a particular station.

     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available air time and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak hours for radio audience listening. We believe that a radio broadcaster having multiple stations in a market is appealing to national advertisers, enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to increase our rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

     Each station broadcasts a predetermined number of advertisements each hour with the actual number depending upon the format of a particular station. We determine the number of advertisements broadcast hourly that can maximize the station's revenue without jeopardizing its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     As is customary in the radio industry, the majority of our advertising contracts are short-term, generally running for less than three months. We have long-term relationships with some of our advertisers. In each of our broadcasting markets, we employ salespeople to obtain local advertising revenue. We believe that our local sales force is crucial to maintaining relationships with key local advertisers and agencies and identifying new advertisers. We generally pay sales commissions to our local sales staff upon receipt of their respective billings. We offer assistance to local advertisers by providing them with studio facilities to produce commercials free of charge.

COMPETITION

     The success of each of our stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the stations with which we compete are subsidiaries of large national or regional companies that may have substantially greater financial resources than we do. Factors which are material to competitive position include management experience, the radio station's rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station.

     Although the radio broadcasting industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing radio station formats and upgrading power, among other actions. The operation of a radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in a given market. In addition, the FCC's multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. However, in recent years, these rules have changed significantly. For a discussion of FCC regulation, see "Federal Regulation of Radio Broadcasting" below.

     The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as "DAB"). DAB may deliver to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to that of compact discs. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as "SDARS"), to deliver audio programming. SDARS provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC also has begun granting licenses for a new "low power" radio or "microbroadcasting" service to provide low cost neighborhood service on frequencies which would not interfere with existing stations.

     The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and the greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See "Federal Regulation of Radio Broadcasting" below.

ANTITRUST

     An important part of our growth strategy is the acquisition of additional radio stations. Since the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

FEDERAL REGULATION OF RADIO BROADCASTING

     The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

     - assigns frequency bands for radio broadcasting;

     - determines the particular frequencies, locations and operating power of radio broadcast stations;

     - issues, renews, revokes and modifies radio broadcast station licenses;

     - establishes technical requirements for certain transmitting equipment used by radio broadcast stations;

     - adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

     - has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

     The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to approve assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, licensee character and compliance with the Anti-Drug Abuse Act of 1988.

     The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC's rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules, regulations and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     A licensee's failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties, all of which could have a material adverse impact on our operations.

     Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance these acquisitions. Such matters may include:

     - changes to the license authorization and renewal process;

     - proposals to impose spectrum use or other fees on FCC licensees;

     - auction of new broadcast licenses;

     - changes to the FCC's equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;

     - proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

     - technical and frequency allocation matters;

     - the implementation of digital audio broadcasting on a terrestrial basis;

     - changes in broadcast cross-interest, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

     - proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

     - proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

     We cannot predict what changes, if any, might be adopted, or what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

FCC LICENSES

     The Communications Act provides that a broadcast station license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

     The FCC licenses of our radio stations are held by wholly-owned subsidiaries of SBS. The following table sets forth the license expiration dates of each of our stations.

STATION &                                                   DATE OF LICENSE   OPERATING
MARKET                                DATE OF ACQUISITION     EXPIRATION      FREQUENCY
---------                             -------------------   ---------------   ---------
KLAX-FM,           Los Angeles, CA         2/24/88             12/01/05        97.9 MHz
KFSG-FM,           Los Angeles, CA         11/09/00            12/01/05        93.5 MHz
KFSB-FM,           Los Angeles, CA         11/09/00            12/01/05        93.5 MHz
KXOL-FM,           Los Angeles, CA    pending acquisition      12/01/05        96.3 MHz
WSKQ-FM,           New York, NY            1/26/89              6/01/06        97.9 MHz
WPAT-FM,           New York, NY            3/25/96              6/01/06        93.1 MHz
WMEG-FM,           Puerto Rico             5/13/99              2/01/04       106.9 MHz
WEGM-FM,           Puerto Rico             1/14/00              2/01/04        95.1 MHz
WCMA-FM,           Puerto Rico             12/01/98             2/01/04        96.5 MHz
WSMA-FM,           Puerto Rico             5/13/99              2/01/04        92.1 MHz
WIOA-FM,           Puerto Rico             1/14/00              2/01/04        99.9 MHz
WIOB-FM,           Puerto Rico             1/14/00              2/01/04        97.5 MHz
WIOC-FM,           Puerto Rico             1/14/00              2/01/04       105.1 MHz
WZNT-FM,           Puerto Rico             1/14/00              2/01/04        93.7 MHz
WZMT-FM,           Puerto Rico             1/14/00              2/01/04        93.3 MHz
WCOM-FM,           Puerto Rico             1/14/00              2/01/04        94.7 MHz
WOYE-FM,           Puerto Rico             1/14/00              2/01/04        94.l MHz
WXDJ-FM,           Miami, FL               3/28/97              2/01/04        95.7 MHz
WCMQ-FM,           Miami, FL               12/22/86             2/01/04        92.3 MHz
WRMA-FM,           Miami, FL               3/28/97              2/01/04       106.7 MHz
WLEY-FM,           Chicago, IL             3/27/97             12/01/04       107.9 MHz
KTCY-FM,           Dallas, TX              11/09/00             8/01/05       104.9 MHz
KXJO-FM,           San Francisco, CA       11/09/00            12/01/05        92.7 MHz
KLEY-FM,           San Antonio, TX         5/13/98              8/01/05        94.1 MHz
KSAH-AM,           San Antonio, TX         11/09/00             8/01/05         720 KHz

     Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

     - the radio station has served the public interest, convenience and necessity;

     - there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

     - there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

     After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.

     The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, our licenses have been renewed without any conditions or sanctions being imposed, but we cannot assure you that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions.

     The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night.

     The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC recently adopted rules to divide Class C stations into two subclasses based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period would be downgraded automatically to the new Class C0 category.

     Ownership Matters. The Communications Act requires prior approval by the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

     - the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

     - compliance with FCC rules limiting the common ownership of attributable interests in broadcast and newspaper properties;

     - the history of compliance with FCC operating rules; and

     - the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

Applications to the FCC for assignments and transfers are subject to petitions in favor of denying the assignment or transfer by interested parties.

     To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. The application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time up until the FCC acts upon the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

     The FCC generally applies its other broadcast ownership limits to "attributable" interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcasting licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of ten percent or more of the voting stock of the corporation holding broadcast licenses.

     To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station as well for purposes of the FCC's local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station's weekly broadcast hours.

     Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation, generally do not subject their holders to attribution. However, the FCC's rules also specify other exceptions to these general principles for attribution. The FCC is currently evaluating whether to:

     - raise the benchmark for voting stock from five to ten percent;

     - raise the benchmark for passive investors holding voting stock from ten to twenty percent;

     - continue the single 50% stockholder exception; and/or

     - attribute non-voting stock or perhaps only when combined with other rights such as voting shares or contractual relationships.

     More recently, the FCC has solicited comment on proposed rules that would:

     - treat an otherwise non-attributable ownership equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; and

     - in some circumstances, treat the licensee of a broadcast station that sells advertising time of another station in the same market pursuant to a joint sales agreement as having an attributable interest in the station whose advertising is being sold.

     The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

     - radio broadcast stations above certain limits servicing the same local market;

     - a radio broadcast station and a television broadcast station servicing the same local market; and

     - a radio broadcast station and a daily newspaper serving the same local market.

These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron(R) or other surveys, or for purposes of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under these "cross-ownership" rules, we, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper or television broadcast station, other than a low-powered television station, in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver, may not hold an attributable interest in a daily newspaper or television broadcast station in those same markets.

     The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if specific conditions are satisfied, and the FCC will consider waivers in other markets under more restrictive standards. The FCC is reviewing its ban on the common ownership of a radio station and a television station or daily newspaper in the same market, including extending the policy of liberal waivers of common ownership of radio and television stations to the top 50 television markets.

     Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC's rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

     - In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

     - In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

     - In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

     - In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

The FCC is currently reviewing its rules and policies concerning local radio ownership which could result in the modification of the numerical limits on local radio ownership or the adoption of an entirely new local radio ownership rule. The FCC's review includes the treatment and competitive effect of local marketing agreements and joint sales agreements.

     Because of these multiple and cross-ownership rules, if a stockholder, officer or director of SBS holds an attributable interest in SBS, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television stations, radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of SBS violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for future acquisitions. As long as one person or entity holds more than 50% of the voting power of the common stock of SBS where the vote of such person or entity is sufficient to affirmatively direct the affairs of SBS, another stockholder, unless serving as an officer and/or director, generally would not hold an attributable interest in SBS. However, as described above, the FCC is currently evaluating whether to continue the exception for a single majority stockholder of more than 50% of a licensee's voting stock. As of December 26, 2001, Raul Alarcon, Jr. held more than 50% of the total voting power of our common stock.

     Under its cross-interest policy, the FCC considers meaningful relationships among competing media outlets that serve substantially the same area, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider whether to prohibit one party from holding an attributable interest and a substantial non-attributable interest (including non-voting stock, limited partnership and limited liability company interests) in a media outlet in the same market, or from entering into a joint venture or having common key employees with competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the meaningful relationships between competitors could have a significant adverse effect upon economic competition and program diversity. In a rule-making proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (1) whether the cross-interest policy should be applied only in smaller markets, and (2) whether non-equity financial relationships, such as debt, when combined with multiple business relationships, such as local marketing agreements or joint sales arrangements, raise concerns under the cross-interest policy.

     Programming and Operations. The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

     The FCC requires that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application.

     The FCC rules also prohibit a licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

     Local Marketing Agreements. Often radio stations enter into local marketing agreements or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station.

     Joint Sales Agreements. Over the past few years, a number of radio stations have entered into cooperative arrangements commonly known as joint sales agreements or JSAs. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which another licensee sells time under a JSA are not deemed by the FCC to be an attributable interest of that licensee. However, in connection with its ongoing rulemaking proceedings concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with local marketing agreements.

     RF Radiation. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute (ANSI) standard regarding human exposure to levels of radio frequency ("RF") radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, and which are based in part on the revised ANSI standard.

     Digital Audio Radio Service. The FCC allocated spectrum to a new technology, digital audio radio service (DARS), to deliver satellite-based audio programming to a national or regional audience, and issued regulations for a DARS service in early 1997. The nationwide reach of satellite DARS could allow niche programming aimed at diverse communities that SBS is targeting. The licensees will be permitted to sell advertising and lease channels in these media. The FCC's rules require that these licensees launch and begin operating at least one space station by 2001 and be fully operational by 2003.

     Low Power Radio Broadcast Service. The FCC has adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band: a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations will have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service or microbroadcasting will provide an additional audio programming service that could compete with SBS's radio stations for listeners, but we cannot predict the effect upon SBS.

ENVIRONMENTAL MATTERS

     In connection with our sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX-AM in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960's. Although WXLX-AM has been sold, we retain potential exposure to possible environmental liabilities relating to the transmitter site. Because the lessee of the property is under a long-term lease, we may become liable for costs associated with remediation of the site. We are unable to assess the likelihood that any claim for remediation of this site will arise, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

     On September 28, 1999, we received notice from the purchaser of KXMG-AM, a station located in Los Angeles that we sold in 1997, that it would make a claim against us for indemnification under the asset purchase agreement, pursuant to which it purchased the station, for the removal of an underground fuel storage tank. The notice did not specify the amount of the indemnification claim and as of the date of this annual report, we have not received further correspondence regarding the alleged claim. We do not have sufficient information to assess our potential exposure to liability, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

RECENT DEVELOPMENTS

     Purchase of Dallas, San Francisco, and Additional Los Angeles and San Antonio Stations. On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation ("RCI"), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KFSG-FM (formerly KMJR-FM and, prior to that, KFOX-FM) and KFSB-FM (formerly KNJR-FM and, prior to that, KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World Broadcasters Corp., a Texas corporation and an affiliate of RCI ("New World"), to acquire radio station KTCY-FM serving the Dallas, Texas market, and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World ("910 Broadcasting"), to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market (the "KXEB-AM Stock Purchase Agreement").

     On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. As of

September 24, 2000, we had made advances of $121.7 million in cash towards the purchase price. The consideration paid by us for these acquisitions was determined through arm's-length negotiations among us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our Class A common stock, cash on hand and borrowings under our then effective senior credit facility. Substantially all of the purchase price for these acquisitions was allocated to FCC licenses and goodwill (included in intangible assets) and a related deferred tax liability in the accompanying consolidated balance sheets.

     Due to the lack of continuity in the operations of the radio stations acquired in the purchase of all the capital stock of RCI (the "RCI Stations"), prior to and after RCI's acquisition of the RCI Stations, at which time we began operating the RCI Stations under time brokerage agreements until closing on November 10, 2000, we have not included separate historical financial statements or pro forma financial information relating to the acquisition of the RCI Stations.

     We programmed KXEB-AM under a time brokerage agreement with New World and 910 Broadcasting from May 8, 2000 to July 31, 2001. On July 3, 2001, New World and 910 Broadcasting sent a notice to us in which they purported to terminate the KXEB-AM Stock Purchase Agreement. We are disputing the right of New World and 910 Broadcasting to terminate the agreement and are seeking to specifically enforce the KXEB-AM Stock Purchase Agreement. There can be no assurance that we will be successful in our efforts.

     Purchase of Additional Los Angeles Station. On November 2, 2000, we entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. On March 13, 2001, we entered into an addendum to the asset purchase agreement and two time brokerage agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (formerly KFSG-FM) (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM and, prior to that, KFOX-FM) and KFSB-FM (formerly KNJR-FM and, prior to that, KREA-FM) (the "93.5 TBA"). In connection with entering into the addendum to the asset purchase agreement, we made an additional $20.0 million non-refundable deposit to be credited toward the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA, and ICFG commenced broadcasting its programming under the 93.5 TBA.

     Payments totaling $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and the additional payment of $20.0 million made in March 2001, give us the right to broadcast our programming on radio station KXOL-FM under the TBA through March 13, 2002. We have the option to extend the term of the TBA to December 31, 2002 by making a non-refundable payment to ICFG of an additional $35.0 million no later than March 13, 2002. Under the amended asset purchase agreement, if we elect to extend the term of the TBA, the termination date for closing on the purchase of radio station KXOL-FM will be extended from March 13, 2002 until December 31, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KXOL-FM if the transaction is closed under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such payments equal to $1.2 million for each month the closing is delayed past August 1, 2002.

     ICFG has extended the 93.5 TBA until February 28, 2002. If the 93.5 TBA is not further extended and we have not either closed under the amended asset purchase agreement or terminated such agreement, we will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of our Class A common stock for each month (prorated) from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If we extend the TBA to December 31, 2002, the number of shares granted to ICFG will be reduced to 197,917 shares of Class A common stock for each month (prorated) starting from March 14, 2002 through December 31, 2002, with the same exercise price. Such obligation shall terminate immediately if we either close under the amended asset purchase agreement for radio station KXOL-FM or we terminate such agreement. We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

     Rule 144A Debt Offering. On June 8, 2001, we sold $100.0 million of 9 5/8% senior subordinated notes due 2009 (the "2001 Notes") through a Rule 144A debt offering, from which we received proceeds of approximately $85.0 million, after payment of underwriting commissions and a $12.3 million delayed draw special fee payment and discount given in connection with the issuance. We used most of the proceeds from the offering to repay the outstanding indebtedness and accrued interest under our senior credit facility with Lehman Commercial Paper, Inc., which we then terminated. We used the remainder of the proceeds for general corporate purposes. We capitalized financing costs of approximately $3.6 million related to the offering. The terms of the 2001 Notes were substantially similar to the terms of the outstanding $235.0 million of 9 5/8% senior subordinated notes due 2009 that we issued under a registration statement in November 1999 (the "1999 Notes").

     In connection with the issuance and sale of the 2001 Notes in our Rule 144A debt offering, we entered into a registration rights agreement with the initial purchaser in the offering pursuant to which we agreed to file a registration statement to permit holders of the 2001 Notes to exchange such notes for notes newly registered under the Securities Act of 1933 (the "Exchange Notes"). In addition, this exchange offer also allowed for the exchange of the full outstanding amount of the 1999 Notes. The exchange offer was consummated on December 5, 2001, with an aggregate amount of $334,995,000 of the 2001 Notes and the 1999 Notes being exchanged into Exchange Notes and $5,000 of the 1999 Notes remaining outstanding.

     Repayment of Senior Credit Facility. On July 6, 2000, we entered into a credit agreement with Lehman Commercial Paper, Inc., as administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement. The senior credit facility included a six year $25.0 million revolving credit facility and $125.0 million multi-draw term loan facility. We used approximately $66.2 million of the proceeds from our Rule 144A debt offering, which closed on June 8, 2001, to repay the outstanding indebtedness and accrued interest under the senior credit facility, which we then terminated. We realized a loss on the repayment of this debt of approximately $1.9 million, net of an income tax benefit of approximately $1.2 million. This loss relates to the write-off of related unamortized debt issuance costs.

     Shelf Registration. Pursuant to a registration rights agreement dated as of November 9, 2000, which we entered into in conjunction with our purchase of all the outstanding capital stock of Rodriguez Communications, Inc. ("RCI") and the purchase of radio station KTCY-FM from New World Broadcasters Corp. ("New World"), on June 25, 2001, we filed a registration statement on Form S-3 through which certain selling stockholders are offering for sale from time to time up to an aggregate of 4,441,545 shares of our Class A common stock. The shares were originally issued to the selling stockholders as partial payment for the purchase of all of the outstanding capital stock of RCI and the purchase of radio station KTCY-FM from New World. The selling stockholders may sell the shares of Class A common stock from time to time on the over-the-counter market in regular brokerage transactions. We will not receive any portion of the proceeds from the sale of these shares by the selling stockholders.

     Election of New Independent Directors. On August 9, 2001, the Board of Directors elected Carl Parmer and Castor Fernandez to the Board of Directors to serve as independent directors in compliance with Nasdaq Stock Market rules which require us to have three independent directors serving on the Audit Committee of our Board of Directors. Roman Martinez IV resigned from the Board of Directors on May 7, 2001.

     Change of Fiscal Year End. On November 6, 2001, the Board of Directors approved a resolution to change our fiscal year end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year. We will file a transition report on Form 10-Q to cover the transition period from October 1, 2001 through December 30, 2001.

INDUSTRY SEGMENTS

     We consider radio broadcasting to be our only operating segment.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SBS to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth generally in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and more specifically under its subsection "-- Factors That May Affect Our Future Operating Results," "Business" and elsewhere in this report. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CERTAIN CONSIDERATIONS

     - Our substantial level of debt could limit our ability to grow and compete.

     - Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt which could further limit our ability to grow and compete.

     - If any lender to us or our subsidiaries accelerates any debt in the event of a default under our or our subsidiaries' indebtedness, we and our subsidiaries may not have the resources to repay that debt, and an event of default under any material debt instrument would harm our business and financial condition.

     - The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility.

     - We have experienced net losses in the past and to the extent that we experience losses in the future, the market prices of our securities and our ability to raise capital could be adversely affected.

     - A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations.

     - Loss of key personnel, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business.

     - We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do.

     - Our growth partially depends on successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets, but we cannot assure you that our acquisition strategy will be successful.

     - We may continue to incur start-up costs in connection with our time brokerage agreement for KXOL-FM (formerly KFSG-FM).

     - Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose all the non-refundable deposits that we have made.

     - Raul Alarcon, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage certain types of transactions involving an actual or potential change of control of SBS such as a merger or sale of SBS.

     - We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.

     - Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses.

     - We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets.

     - A national or regional recession could negatively impact our revenue.

     - The market price of our shares of Class A common stock may fluctuate significantly.

     - Current or future sales by existing stockholders could depress the market price of our Class A common stock.

ITEM 2.  PROPERTIES

     The types of properties required to support each of our radio stations include offices, broadcasting studios and transmission facilities where broadcasting transmitters and antenna equipment are located. We relocated our corporate headquarters to Coconut Grove, Florida on December 1, 2000, to a building indirectly owned by Raul Alarcon, Jr., for which we have entered into a ten-year lease. The studios and offices of our Miami stations are currently located in leased facilities, which are indirectly owned by Raul Alarcon, Jr. and Pablo Raul Alarcon, Sr., with lease terms that expire in 2012. We own the building housing the office and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM and KXOL-FM. Additionally, we own a separate building in Los Angeles that we previously used as the office for our Los Angeles operations. We own the buildings housing the offices and studios in Guaynabo, Puerto Rico and Mayaguez, Puerto Rico for nine of our eleven radio stations in Puerto Rico. We recently signed a license agreement for back-up transmitter facilities at 4 Times Square in New York City for WSKQ-FM and WPAT-FM. We own the transmitter sites for five of our eleven stations in Puerto Rico and we own the auxiliary transmitter site for KSAH-AM in Universal City, Texas. We lease all of our other transmitter sites, with lease terms that expire between 2002 and 2035, assuming all renewal options are exercised. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. We lease the office and studio facilities for our stations in Chicago, Dallas, Oakland, San Antonio and for two of our stations in Puerto Rico.

     The transmitter sites of our stations are material to our overall operations. Management believes that our properties are in good condition and are suitable for our operations; however, we continually seek opportunities to upgrade our properties. We own substantially all the equipment used in our radio broadcasting business.

See "Item 13.  Certain Relationships and Related Transactions."

See "Item 1.  Business -- Environmental Matters."

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we are involved in litigation incidental to the conduct of our business, such as contract and employee-related matters. We are not currently a party to litigation which, in the opinion of management, is likely to have a material adverse effect on our business. See "Item
1.  Business -- Environmental Matters."

     On November 28, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers who acquired shares of our Class A common stock pursuant to the registration statement and prospectus (collectively, the "Prospectus") relating to our initial public offering which closed on November 2, 1999 (the "IPO"). The lawsuit was filed against SBS, eight underwriters of the IPO (collectively, the "Underwriters"), two members of our senior management team, one of which is our Chairman of the Board of Directors, and an additional director. The claims being made under the complaint are similar to claims currently being made under hundreds of class action suits filed against companies with recent initial public offerings and their underwriters. As of December 26, 2001, the complaint had not been served on SBS or the individually named defendants.

     The class action complaint alleges violations of the federal securities laws, specifically that the Prospectus contained materially false and misleading statements based on alleged misstatements and/or omissions of material facts relating to underwriting commissions. The complaint also alleges Rule 10b-5 fraud violations by the Underwriters, but not by SBS or the individually named defendants. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of such lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our shares of Class A common stock were not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, until October 27, 1999. Our Class A common stock is traded on the Nasdaq Stock Market's National Market under the symbol "SBSA." Our shares of Class A common stock began trading on the Nasdaq National Market on October 28, 1999. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the Nasdaq Stock Market's National Market.

FISCAL YEAR ENDED SEPTEMBER 24, 2000                          HIGH      LOW
------------------------------------                         ------    ------
First Quarter (10/28/99 (first day of
  trading) - 12/26/99).....................................  $39.88    $25.63
Second Quarter (12/27/99 - 03/26/00).......................  $42.00    $17.44
Third Quarter (03/27/00 - 06/25/00)........................  $25.50    $13.94
Fourth Quarter (06/26/00 - 09/24/00).......................  $22.50    $ 8.63

FISCAL YEAR ENDED SEPTEMBER 30, 2001                          HIGH      LOW
------------------------------------                         ------    ------
First Quarter (09/25/00 - 12/31/00)........................  $12.81    $ 3.94
Second Quarter (01/01/01 - 03/25/01).......................  $ 7.63    $ 4.88
Third Quarter (03/26/01 - 06/24/01)........................  $ 7.38    $ 5.02
Fourth Quarter (06/25/01 - 09/30/01).......................  $10.30    $ 4.95

     As of December 26, 2001, there were approximately 5,500 beneficial holders of our Class A common stock, par value $.0001 per share. There is no established trading market for our Class B common stock, par value $.0001 per share. As of December 26, 2001, there were seven record holders of our Class B common stock; this figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDEND POLICY

     We have not declared or paid any cash or stock dividends on shares of our common stock since 1998. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, the indentures governing our 9 5/8% senior subordinated notes due 2009 contain restrictions on our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
      (IN THOUSANDS, EXCEPT RATIOS, SHARES OUTSTANDING AND PER SHARE DATA)

     The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption "Statement of Operations Data" and "Balance Sheet Data," as of and for each of the fiscal years in the five-year period ended September 30, 2001 are derived from our historical consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of September 24, 2000 and September 30, 2001, and for each of the fiscal years in the three-year period ended September 30, 2001, the related notes and the independent auditors' report included elsewhere in this report. For additional information see the financials section of this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             FISCAL YEAR ENDED
                                       --------------------------------------------------------------
                                        9/28/97      9/27/98      9/26/99      9/24/00      9/30/01
                                       ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Gross revenue........................  $   67,982   $   86,766   $  110,532   $  140,767   $  152,569
Less: agency commissions.............       7,972       10,623       13,182       18,099       18,245
                                       ----------   ----------   ----------   ----------   ----------
Net revenue..........................      60,010       76,143       97,350      122,668      134,324
Station operating expenses(1)........      31,041       39,520       44,619       57,555       84,286
Corporate expenses...................       5,595        6,893       10,636       20,730       10,515
Depreciation and amortization........       7,619        8,877        9,906       13,126       18,757
                                       ----------   ----------   ----------   ----------   ----------
Operating income.....................      15,755       20,853       32,189       31,257       20,766
Interest expense, net(2).............     (22,201)     (20,860)     (21,178)     (19,495)     (30,471)
Other income (expense), net(3).......        (791)        (213)        (749)        (302)         497
Gain on sale of AM stations..........          --       36,242           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes
     and extraordinary items.........      (7,237)      36,022       10,262       11,460       (9,208)
Income tax expense (benefit).........      (2,715)      15,624        4,445        4,915       (3,516)
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary
  items..............................      (4,522)      20,398        5,817        6,545       (5,692)
Extraordinary loss net of income
  taxes(4)...........................      (1,647)      (1,613)          --      (17,151)      (1,896)
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)..................  $   (6,169)  $   18,785   $    5,817   $  (10,606)  $   (7,588)
                                       ==========   ==========   ==========   ==========   ==========
Dividends on preferred stock.........     (17,044)     (30,270)     (34,749)     (28,372)           -
                                       ----------   ----------   ----------   ----------   ----------
Net loss applicable to common
  stock..............................  $  (23,213)  $  (11,485)  $  (28,932)  $  (38,978)  $   (7,588)
                                       ==========   ==========   ==========   ==========   ==========
Dividends per share on common
  stock..............................  $       --   $     0.11   $       --   $       --   $       --
                                       ==========   ==========   ==========   ==========   ==========
Loss per common share:
  Basic (before extraordinary
     items)..........................  $    (0.71)  $    (0.33)  $    (0.86)  $    (0.38)  $    (0.09)
  Diluted (before extraordinary
     items)..........................       (0.71)       (0.33)       (0.86)       (0.38)       (0.09)
  Basic..............................       (0.77)       (0.38)       (0.86)       (0.67)       (0.12)
  Diluted............................       (0.77)       (0.38)       (0.86)       (0.67)       (0.12)
Weighted average common shares
  outstanding(7):
  Basic..............................  30,333,400   30,333,400   33,584,576   58,162,671   64,095,529
  Diluted............................  30,333,400   30,333,400   33,584,576   58,162,671   64,095,529

                                                             FISCAL YEAR ENDED
                                       --------------------------------------------------------------
                                        9/28/97      9/27/98      9/26/99      9/24/00      9/30/01
                                       ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents............  $   12,288   $   37,642   $   16,975   $   59,559   $   59,900
Total assets.........................     334,367      351,034      365,681      634,691      700,178
Total debt (including current
  portion)...........................     183,013      171,126      172,486      304,664      327,452
Preferred stock......................     171,262      201,368      235,918           --           --
Total stockholders' (deficiency)
  equity.............................     (32,047)     (46,193)     (75,122)     274,465      309,426
OTHER FINANCIAL DATA:
Broadcast cash flow(5)...............  $   28,969   $   36,623   $   52,731   $   65,113   $   50,038
Broadcast cash flow margin...........        48.3%        48.1%        54.2%        53.1%        37.2%
EBITDA(6)............................      23,374       29,730       42,095       44,383       39,523
Capital expenditures.................       2,022        1,645        2,100        3,793        5,595
Net cash provided by operating
  activities.........................       6,386       10,923       20,782       28,672       17,023
Net cash provided by (used in)
  investing activities...............    (144,358)      32,190      (38,384)    (205,050)     (35,181)
Net cash provided by (used in)
  financing activities...............     144,792      (17,758)      (3,065)     218,962       18,499

        NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(1) Station operating expenses include engineering, programming, selling and general and administrative expenses.

(2) Interest expense, net includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(3) During the 1997 and 1999 fiscal years, we wrote down the value of our land and building located on Sunset Boulevard in Los Angeles by $487,973 and $451,048, respectively. The write-downs were based on current market values of real estate in the Los Angeles area. Financing costs are also included in other income (expenses).

(4) For the fiscal year ended September 28, 1997, we recorded an extraordinary loss of $1.6 million resulting from the redemption of our 12 1/4% senior secured notes due 2001 at par value which was approximately $1.5 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $1.2 million, net of the related tax benefit of approximately $1.1 million.

     For the fiscal year ended September 27, 1998, we recorded an extraordinary loss of $1.6 million resulting from the repurchase of $13.2 million par value of our 12 1/2% senior unsecured notes due 2002, at a premium of approximately $2.2 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $0.5 million, net of the related tax benefit of approximately $1.1 million.

     For the fiscal year ended September 24, 2000, we recorded an extraordinary loss of $17.2 million related to the early retirement of our 11% senior unsecured notes due 2004 and 12 1/2% senior unsecured notes due 2002, at a premium of approximately $23.1 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $5.5 million, net of the related tax benefit of approximately $11.4 million.

     For the fiscal year ended September 30, 2001, we repaid $66.2 million of the outstanding indebtedness and accrued interest under our senior credit facility, which we then terminated. We recorded an extraordinary loss of approximately $1.9 million, net of the related tax benefit of approximately $1.2 million, which relates to the write-off of the related unamortized deferred financing costs.

(5) The term "broadcast cash flow" means operating income before depreciation, amortization and corporate expenses. Broadcast cash flow should not be considered in isolation from, or as a substitute for, net income or cash flow and other consolidated income or cash flow statement data or as a measure of our profitability or liquidity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, it is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance. Broadcast cash flow may not be comparable to a similarly entitled item reported by other entities that do not define the term exactly as we define it. We believe that broadcast cash flow is a useful indicator to investors of the cash flow generated by the operations of our stations and permits investors to compare our performance with respect to station operations with those of other radio broadcast companies. We also believe that broadcast cash flow can be useful in analyzing acquisition opportunities.

(6) The term "EBITDA" means earnings before extraordinary items, gain on sale of AM stations, net interest expense, income taxes, depreciation, amortization and other income or expense. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, EBITDA is also widely used in the broadcasting industry as a measure of a broadcasting company's operating performance. EBITDA may not be comparable to a similarly entitled item reported by other entities that do not define the term exactly as we define it. We believe that EBITDA is a useful indicator to investors of our capacity to incur and service debt. Many debt instruments, including the indentures governing our 9 5/8% senior subordinated notes, contain covenants which use formulas based on EBITDA calculations.

(7) On September 29, 1999, we filed a third amended and restated certificate of incorporation which resulted in (1) the redesignation of our previously outstanding shares of Class A common stock into shares of Class B Common Stock, (2) a 50-to-1 stock split of our Class B common stock, and (3) a reduction in the par value of our Class A common stock and Class B common stock from $0.01 per share to $0.0001 per share. The financial information has been restated to reflect this redesignation, stock split and change in par value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     We commenced operations with the purchase of our first radio station, WXLX-AM (formerly WSKQ-AM) serving the New York metropolitan area, in 1983. Since 1983 we have purchased 29 stations, including four additional AM stations, in eight U.S. markets. Today, we are the largest Hispanic-controlled radio broadcasting company in the United States, currently owning a total of 23 FM radio stations and one AM radio station. We program an additional FM radio station under a time brokerage agreement. Our stations are located in eight of the largest Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco, Dallas and San Antonio. In total, our radio stations reach approximately 52% of the U.S. Hispanic population.

     Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our stations, total advertising dollars dedicated to the markets served by our stations, advertising dollars targeted to the Hispanic consumers in the markets served by our stations, our stations' audience ratings, our ability to provide popular programming, local market competition from other radio stations and other advertising media, and government regulations and policies.

     We report our revenue and expenses on a broadcast month basis. "Broadcast month basis" means a four or five week period ending on the last Sunday of each calendar month. For fiscal years 1999, 2000 and 2001, we reported 52 weeks, 52 weeks, and 53 weeks of revenue and expenses, respectively.

     As is true of other radio groups, our performance is customarily measured by our ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income before depreciation, amortization and corporate expenses. EBITDA consists of earnings before extraordinary items, gain on sale of AM stations, net interest expense, income taxes, depreciation, amortization and other income or expenses.

Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow and EBITDA are useful in evaluating us because these measures are accepted by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. In addition, we have included information concerning broadcast cash flow and EBITDA in this report because it is used by some investors as a measure of a company's ability to service its debt obligations and is also the basis for determining compliance with certain covenants contained in the indentures governing our debt securities and in the certificate of designation which governed our preferred stock. Broadcast cash flow and EBITDA are not intended to be substitutes for operating income (loss) as determined in accordance with generally accepted accounting principles, or alternatives to cash flow from operating activities (as a measure of liquidity) or net income (loss).

REVENUE

     Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on (1) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by periodic reports developed by Arbitron(R), (2) the number of radio stations in the market competing for the same demographic groups, and (3) the supply of and demand for radio advertising time. Advertising rates fluctuate daily and are generally highest during commuting hours. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Historically, our second fiscal quarter (January through March) generally produced the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures. Due to the recent change of our fiscal year end from the last Sunday in September to the last Sunday in December of each calendar year, we expect that in the future, our lowest net broadcasting revenue producing quarter will be the first fiscal quarter, which would still be January through March.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

     Net Revenue. Our net revenue was $134.3 million for fiscal year 2001, compared to $122.7 million for fiscal year 2000, an increase of $11.6 million or 9.5%. Most of the increase was generated by the inclusion of the operating results of the stations acquired during calendar year 2000 in Puerto Rico, Dallas, San Antonio, San Francisco and Los Angeles, as well as the barter AOL Agreement. The increase was partially offset by a decline in same station net revenue, generally related to weak demand in the advertising sector mostly affecting our stations in New York and Los Angeles.

     Station Operating Expenses. Total station operating expenses were $84.3 million for fiscal year 2001 compared to $57.6 million for fiscal year 2000, an increase of $26.7 million or 46.4%. The increase was primarily attributed to the inclusion of the operating results of the stations acquired during calendar year 2000, as well as the expenses related to the AOL Agreement. Operating expenses also increased due to advertising expenditures related to the introduction of our new full-power FM station in Los Angeles, KXOL-FM, which we have programmed under a time brokerage agreement since April 30, 2001. In addition, higher compensation expenses related to improvements in our programming department, the hiring of additional programming personnel, and higher marketing and promotions costs in our key markets' increased operating expenses.

     Broadcast Cash Flow. Broadcast cash flow was $50.0 million for fiscal year 2001 compared to $65.1 million for fiscal year 2000, a decrease of $15.1 million or 23.2%. Our broadcast cash flow margin decreased to 37.2% for fiscal year 2001 compared to 53.1% for fiscal year 2000. Our broadcast cash flow margin decreased mainly due to lower margins contributed by newly acquired stations and the AOL Agreement. In addition, our broadcast cash flow margin decreased due to lower same station net revenue.

     Corporate Expenses. Total corporate expenses were $10.5 million for fiscal year 2001, compared to $20.7 million for fiscal year 2000, a decrease of $10.2 million or 49.3%. The decrease in corporate expenses resulted mainly from the absence in fiscal year 2001 of a non-recurring severance payment, which was recorded in the first quarter of fiscal year 2000.

     EBITDA. EBITDA was $39.5 million for fiscal year 2001 compared to $44.4 million for fiscal year 2000, a decrease of $4.9 million or 11.0%. The decrease in EBITDA was attributed to decreased broadcast cash flow, offset by decreased corporate expenses.

     Depreciation and Amortization. Depreciation and amortization expense was $18.8 million for fiscal year 2001, compared to $13.1 million for fiscal year 2000, an increase of $5.7 million or 43.5%. The increase was related primarily to an increase in amortization costs resulting from the stations acquired during calendar year 2000.

     Operating Income. Operating income was $20.8 million for fiscal year 2001 compared to $31.3 million for fiscal year 2000, a decrease of $10.5 million or 33.6%. The decrease in operating income was caused by a decrease in EBITDA and an increase in depreciation and amortization expense.

     Interest Expense, net. Interest expense was $30.5 million for fiscal year 2001 compared to $19.5 million for fiscal year 2000, an increase of $11.0 million or 56.4%. This increase was due primarily to interest expense incurred on our senior credit facility, which was entered into in July 2000 and repaid and extinguished in June 2001, and the $100 million of 9 5/8% senior subordinated notes due 2009 that were issued in June 2001.

     Other, net. Other income was $0.5 million for fiscal year 2001 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM and an insurance recovery claim related to an office building in Los Angeles. We had other expenses of $0.3 million for fiscal year 2000, which resulted primarily from the write-off of financing costs.

     Extraordinary Loss. During fiscal year 2001, we incurred an extraordinary loss of $1.9 million, net of an income tax benefit of $1.2 million, which was related to the write-off of unamortized debt issuance costs due to the early extinguishment of our senior credit facility in June 2001. During fiscal year 2000, we incurred an extraordinary loss of $17.2 million, net of an income tax benefit of $11.4 million, which was related to the early extinguishment of our 11% senior unsecured notes due 2004 and 12 1/2% senior unsecured notes due 2002 for an amount in excess of our carrying value and the write-off of the related unamortized debt issuance costs.

     Net Loss. Net loss was $7.6 million for fiscal year 2001 compared to a net loss of $10.6 million for fiscal year 2000, a decrease of $3.0 million or 28.3%. The decrease was caused by the decrease in extraordinary losses, partially offset by a decrease in operating income and increase in interest expense, net.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Net Revenue. Our net revenue was $122.7 million for fiscal year 2000, compared to $97.4 million for fiscal year 1999, an increase of $25.3 million or 26.0%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM Operating Inc. ("AMFM") in January 2000, that had not yet been acquired during the same period in fiscal year 1999. Additionally, our net revenue increased due to higher advertising rates, as advertisers continue to be attracted to the Spanish-language market.

     Station Operating Expenses. Total station operating expenses were $57.6 million for fiscal year 2000, compared to $44.6 million for fiscal year 1999, an increase of $13.0 million or 29.1%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM in January 2000, that had not yet been acquired during the same period in fiscal year 1999, as well as the stations operated under time brokerage agreements in connection with the Rodriguez Communications, Inc. and related transactions. In addition, on a same station basis, we experienced higher music license fees and commissions associated with increased sales.

     Broadcast Cash Flow. Broadcast cash flow was $65.1 million for fiscal year 2000, compared to $52.7 million for fiscal year 1999, an increase of $12.4 million or 23.5%. Our broadcast cash flow margin decreased slightly to 53.1% for fiscal year 2000 compared to 54.2% for fiscal year 1999. Excluding net Internet broadcast cash flow of ($2.1) million for fiscal year 2000 and ($0.5) million for fiscal year 1999, broadcast cash flow would have increased by $14.0 million to $67.2 million, a 26.3% increase, and our broadcast cash flow margin would have reached 54.9% for fiscal year 2000.

     Corporate Expenses. Total corporate expenses were $20.7 million for fiscal year 2000, compared to $10.6 million for fiscal year 1999, an increase of $10.1 million or 95.3%. The increase in corporate expenses resulted mainly from a non-recurring severance payment of $10.2 million related to the purchase of an annuity for two of our retired executives.

     EBITDA. EBITDA was $44.4 million for fiscal year 2000, compared to $42.1 million for fiscal year 1999, an increase of $2.3 million or 5.5%. The increase in EBITDA was mostly attributable to the increase in broadcast cash flow, partially offset by the non-recurring severance payment of $10.2 million. Excluding the non-recurring severance payment, EBITDA was $54.6 million for fiscal year 2000, an increase of $12.5 million or 29.7%, and our EBITDA margin was 44.5%.

     Depreciation and Amortization. Depreciation and amortization expense was $13.1 million for fiscal year 2000, compared to $9.9 million for fiscal year 1999, an increase of $3.2 million or 32.3%. The increase was related primarily to an increase in amortization costs resulting from the purchase of the Puerto Rico stations from AMFM.

     Operating Income. Operating income was $31.3 million for fiscal year 2000, compared to $32.2 million for fiscal year 1999, a decrease of $0.9 million or 2.8%. The decrease was due primarily to the non-recurring severance payment of $10.2 million.

     Interest Expense, Net. Interest expense was $19.5 million for fiscal year 2000, compared to $21.2 million for fiscal year 1999, a decrease of $1.7 million or 8.0%. This decrease was due primarily to interest income earned on the unused proceeds from our initial public offering, partially offset by interest on additional debt related to the refinancing transaction of the 12 1/2% senior unsecured notes due 2002 and 11% senior unsecured notes due 2004.

     Other Expense, Net. We had other expenses of $0.3 million for fiscal year 2000, compared to $0.7 million for fiscal year 1999, a decrease of $0.4 million or 57.1%. The other expenses during fiscal year 2000 included a $0.3 million write-off of costs related to a financing transaction that we abandoned.

     Extraordinary Loss. We incurred an extraordinary loss of $17.2 million, net of an income tax benefit of $11.4 million, in fiscal year 2000 related to the early retirement of our 11% senior unsecured notes due 2004 and 12 1/2% senior unsecured notes due 2002 for an amount in excess of our carrying value and the write-off of the related unamortized debt issuance costs.

     Net Income (Loss). Our net loss was $10.6 million for fiscal year 2000, compared to net income of $5.8 million for fiscal year 1999. The loss was caused primarily by the extraordinary loss and the non-recurring severance payment.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is cash on hand and cash provided by operations. Our ability to increase our indebtedness is limited by the terms of the indentures governing our senior subordinated notes. Additionally, the indentures place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

     As discussed in more detail below, on November 2, 2000 we entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") for the purchase of radio station KXOL-FM (formerly KFSG-FM) for a total purchase price of $250.0 million. During fiscal year 2001, we made non-refundable payments totaling $25.0 million towards the purchase price. Under the amended asset purchase agreement, we will need to make an additional non-refundable payment of $35.0 million, which will be applied against the purchase price, by March 13, 2002 in order to extend the closing date to December 31, 2002. We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

     Net cash flows provided by operating activities were $20.8 million, $28.7 million and $17.0 million for fiscal years 1999, 2000, and 2001, respectively. Changes in our net cash flows from operating activities are primarily a result of changes in advertising revenue and station operating expenses which are affected by the acquisition and disposition of stations during those periods, as well as changes in corporate expenses which included a non-recurring severance payment of $10.2 million in fiscal year 2000 for the benefit of certain retiring executives.

     Net cash flows used in investing activities were $38.4 million, $205.1 million and $35.2 million for fiscal years 1999, 2000 and 2001, respectively. Changes in our net cash flows from investing activities are primarily a result of the acquisition and disposition of stations during those periods.

     Net cash flows provided by financing activities were $219.0 million and $18.5 million for fiscal years 2000 and 2001, respectively. Net cash flows used in financing activities were $3.1 million for fiscal year 1999. Changes in our net cash flows from financing activities are primarily a result of redemption of and proceeds from notes and preferred stock and proceeds from our initial public offering of Class A common stock, proceeds from and repayment of the senior credit facility, and proceeds from our Rule 144A debt offering of $100 million of 9 5/8% senior subordinated notes due 2009.

     For fiscal years 1999, 2000 and 2001 total capital expenditures were $2.1 million, $3.8 million and $5.6 million, respectively. These expenditures were financed by funds from operations.

     Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including: (1) required significant cash interest payments pursuant to the terms of our 9 5/8% senior subordinated notes due 2009 and (2) capital expenditures. Assumptions (none of which can be assured) that underlie management's belief, include:

     - economic conditions within the radio broadcasting market and economic conditions in general will not further deteriorate in any material respect;

     - we will continue to successfully implement our business strategy;

     - we will not incur any material unforeseen liabilities, including environmental liabilities; and

     - no future acquisitions will adversely affect our liquidity.

     We continuously review opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc. ("RCI") and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KFSG-FM (formerly KMJR-FM and, prior to that, KFOX-FM) and KFSB-FM (formerly KNJR-FM and, prior to that, KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World Broadcasters Corp. ("New World") to acquire radio station KTCY-FM serving the Dallas, Texas market and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a wholly owned subsidiary of New World ("910 Broadcasting"), to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market (the "KXEB-AM Stock Purchase Agreement").

     On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. As of September 24, 2000, we had made advances of $121.7 million in cash towards the purchase price. The consideration paid by us for these acquisitions was determined through arm's-length negotiations among us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our Class A common stock, cash on hand and borrowings under our then effective senior credit facility.

     As referred to above, on November 2, 2000, we entered into an asset purchase agreement with ICFG to purchase radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. On March 13, 2001, we entered into an addendum to the asset purchase agreement and two time brokerage agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (formerly KFSG-FM) (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM and, prior to that, KFOX-FM) and KFSB-FM (formerly KNJR-FM and, prior to that, KREA-FM) (the "93.5 TBA"). In connection with entering into the addendum to the asset purchase agreement, we made an additional $20.0 million non-refundable deposit to be credited toward the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA, and ICFG commenced broadcasting its programming under the 93.5 TBA.

     Payments totaling $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and the additional payment of $20.0 million made in March 2001, give us the right to broadcast our programming on radio station KXOL-FM under the TBA through March 13, 2002. We have the option to extend the term of the TBA to December 31, 2002 by making a non-refundable payment to ICFG of an additional $35.0 million no later than March 13, 2002. Under the amended asset purchase agreement, if we elect to extend the term of the TBA, the termination date for closing on the purchase of radio station KXOL-FM will be extended from March 13, 2002 until December 31, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KXOL-FM if the transaction is closed under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such payments equal to $1.2 million for each month the closing is delayed past August 1, 2002.

     ICFG has extended the 93.5 TBA until February 28, 2002. If the 93.5 TBA is not further extended and we have not either closed under the amended asset purchase agreement or terminated such agreement, we will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of our Class A common stock for each month (prorated) from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If we extend the TBA to December 31, 2002, the number of shares granted to ICFG will be reduced to 197,917 shares of Class A common stock for each month (prorated) starting from March 14, 2002 through December 31, 2002, with the same exercise price. Such obligation shall terminate immediately if we either close under the amended asset purchase agreement for radio station KXOL-FM or we terminate such agreement. We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

     We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     You should carefully consider the risks and uncertainties described below and the other information in this report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock and public debt could decline.

History of Net Losses -- We have experienced net losses in the past and to the extent that we experience net losses in the future, the market prices of our securities, including our common stock, may be adversely affected which in turn may adversely affect our ability to raise capital.

     We experienced a net loss in fiscal years 2000 and 2001. The primary reasons for the net loss in fiscal year 2000 were an extraordinary loss on the early extinguishment of debt, net of income taxes, and a non-recurring severance payment related to the purchase of an annuity for two of our retired executives. The primary reasons for the net loss in fiscal year 2001 were an extraordinary loss on the early extinguishment of our senior credit facility, net of income taxes, and a decline in same station operating results due generally to lower advertising demand.

     If we complete our pending acquisition of radio station KXOL-FM (formerly KFSG-FM) and/or acquire additional radio stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase as well.

     We cannot assure you that we will achieve profitability. Failure to achieve profitability may adversely affect the market price of our common stock, which in turn may adversely affect our ability to raise additional equity capital and to incur additional debt. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or for the proposed acquisition of KXOL-FM could negatively impact our financial position and results of operations.

Importance of the New York and Miami Markets -- A large portion of our net broadcast revenue and broadcast cash flow currently comes from these markets.

     Our New York and Miami markets account for more than half of our revenue for the fiscal years ended 2000 and 2001. A significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations.

Recession or Downturn in the Economy -- National or regional recessions could impair our revenue.

     Our broadcasting revenue could be adversely affected by the current recession and/or downturn in the United States economy since advertising expenditures generally decrease as the economy slows down. In addition, our operating results in individual geographic markets could be adversely affected by local or regional economic downturns. Our broadcasting revenue has been adversely affected by past recessions. Current and future economic downturns might have a material adverse effect on our ability to generate advertising revenue and might materially and adversely affect our financial condition and operating results.

Competition -- We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do.

     Broadcasting is a highly competitive business. Our radio stations compete in their respective markets for audiences and advertising revenue with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable television, outdoor advertising, the Internet and direct mail. As a result of this competition, our stations' audience ratings and market shares may decline, which could have a material adverse effect on the revenue of our stations located in that market.

     Although we believe that each of our stations is able to compete effectively in its respective market, we cannot assure you that any station will be able to maintain or increase its current audience ratings and advertising revenue. Radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and broadcast cash flow of our station in that market could be adversely affected. In addition, other radio companies which are larger and have more resources may also enter markets in which we operate.

Technology Changes, New Services and Evolving Standards -- We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.

     The FCC is considering ways to introduce new technologies to the radio broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting, and the standardization of available technologies which significantly enhance the sound quality of AM and FM broadcasts. We cannot predict the effect new technology of this nature will have on our financial condition and the results of our operations. Several new media technologies are being developed, including the following:

     - cable television operators have introduced a service commonly referred to as "cable radio" which provides cable television subscribers with several high-quality channels of music, news and other information;

     - the Internet is poised to offer new and diverse forms of program distribution;

     - direct satellite broadcast television companies are supplying subscribers with several high quality music channels;

     - the introduction of satellite digital audio radio technology could result in new satellite radio services with sound quality equivalent to that of compact discs; and

     - the introduction of in-band on-channel digital radio could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

Government Regulation -- Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses.

     The domestic broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties we may acquire. Federal regulations create significant new opportunities for broadcasting companies but also create uncertainties as to how these regulations will be interpreted and enforced by the courts.

     Our success depends in part on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. While we believe that the FCC will approve applications for renewal of our existing broadcasting licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if we or any of our significant stockholders, officers, or directors violate the FCC's rules and regulations or the Communications Act, or are convicted of a felony, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines; the revocation of our broadcasting licenses; or the renewal of one or more of our broadcasting licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

     The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of licenses. The Communications Act and FCC rules also impose limitations on non-U.S. ownership and voting of our capital stock.

     Moreover, governmental regulations and policies may change over time and we cannot assure you that those changes would not have a material impact upon our business, financial position or results of operations.

Dependence on Key Personnel -- Loss of key personnel could adversely affect our business.

     Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Raul Alarcon, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President. The loss of any of these officers and key employees could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

Risks of Acquisition Strategy -- Our growth depends on successfully executing our acquisition strategy.

     We have grown and intend to continue to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets. We cannot assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to:

     - acquired stations may not increase our broadcast cash flow or yield other anticipated benefits;

     - required regulatory approvals may result in unanticipated delays in completing acquisitions;

     - we may have difficulty managing our rapid growth;

     - we may be required to raise additional financing and our ability to do so is limited by the terms of our debt instruments and market conditions; and

     - we may finance acquisitions with the issuance of, or through sales of, our common stock in the public market which could adversely affect our stock price due to dilution and our ability to raise funds necessary to grow our business through additional stock offerings.

Additional Los Angeles Station -- We have incurred and we may continue to incur start-up costs in connection with our time brokerage agreement for KXOL-FM (formerly KFSG-FM) and our ability to finance the acquisition of the station may be limited.

     On April 30, 2001, we commenced broadcasting our programming on radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California under a time brokerage agreement with the International Church of the FourSquare Gospel ("ICFG"). We have incurred and may continue to incur start-up costs in connection with our time brokerage agreement and we may not generate any significant revenue in the foreseeable future. The time brokerage agreement expires in March 2002 and our right to acquire KXOL-FM also expires at such time. We can extend the time brokerage agreement and our right to close under the asset purchase agreement until December 2002 by making a payment to ICFG of $35.0 million in March 2002. Our ability to finance the acquisition of KXOL-FM through additional debt offerings will be limited by the terms of our indentures. We may have to raise the funds to consummate the KXOL-FM transaction through asset sales, equity offerings, additional debt and internally generated cash. Although we intend to complete this transaction, there is no assurance that we will be able to raise sufficient funds to consummate the acquisition of KXOL-FM. If we fail to make the $35.0 million payment to extend the time brokerage agreement, or if we extend the time brokerage agreement by making the $35.0 million payment in March 2002, and are then unable to finance the balance of the purchase price for KXOL-FM, we will have lost the business opportunity and the monies paid under the time brokerage agreement.

Accounting for Intangible Assets -- A large portion of our assets are intangible assets.

     Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our operations and financial condition. Our ability to maintain the carrying value of these assets is dependent on the operating performance of the underlying radio stations. We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable over its estimated useful life. Our intangible assets primarily represent the portion of the purchase price of station acquisitions allocated to FCC licenses of those stations and are amortized on a straight-line basis over 40 years, based on the industry practice of renewing FCC licenses periodically, and other intangible assets, including goodwill, which are being amortized on a straight-line basis over the respective estimated useful lives. We periodically assess the recoverability of the carrying amount of our intangible assets, including goodwill, as well as the amortization period in order to determine whether current events or circumstances warrant adjustments to the carrying value and/or estimates of useful lives. This evaluation consists of the projection of undiscounted cash flows and other factors for each of our radio stations over the remaining amortization periods of the related intangible assets. If such projections, which are subjective, indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, we believe that no significant impairment of our intangible assets, including goodwill, has occurred and that no reduction of the estimated useful lives is warranted.

     As discussed more fully below under "New Accounting Pronouncements", in fiscal year 2002, we will be required to adopt the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets". SFAS No. 142 will require us to periodically evaluate these assets for fair value impairment. During fiscal year 2002, we will perform the required impairment tests of our intangible assets, including goodwill.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of."

     We are required to adopt the provisions of SFAS No. 141 immediately. Additionally, as a result of the change in our fiscal year end, we are required to adopt the provisions of SFAS No. 142 effective December 31, 2001. Furthermore, any goodwill or any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No 142.

     SFAS No. 141 requires that upon adoption of SFAS No. 142, we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption of SFAS No. 142. In addition, to the extent that an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of the adoption of SFAS No. 142. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No. 142. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings. Additionally, any unamortized negative goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $8.3 million, $10.7 million and $15.6 million for the three fiscal years ended 1999, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these FASB statements on our financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of the change in our fiscal year end, we are required to adopt SFAS No. 144 on December 31, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that inflation has not had a material impact on the results of operations for each of our fiscal years in the three-year period ended September 30, 2001. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

     We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. As of September 30, 2001, we do not have any variable rate debt or derivative financial or commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included in Item 14, under "Financial Statements" and "Financial Statement Schedule" appearing at the end of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements between us and our accountants on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the directors, executive officers and certain key employees of SBS as of September 30, 2001. Each of our directors and officers serves until his successor is elected and qualifies.

NAME                          AGE                       POSITION WITH SBS
----                          ---                       -----------------
Raul Alarcon, Jr. ..........  45     Chairman of the Board of Directors, Chief Executive
                                     Officer and President
Joseph A. Garcia............  56     Chief Financial Officer, Executive Vice President and
                                     Secretary
Pablo Raul Alarcon, Sr. ....  75     Chairman Emeritus and Director
Jose Grimalt................  73     Secretary Emeritus and Director
Jason L. Shrinsky...........  64     Director
Castor Fernandez............  58     Director
Carl Parmer.................  43     Director
William B. Tanner...........  57     Executive Vice President of Programming

     RAUL ALARCON, JR. has been President and a director since October 1985 and Chief Executive Officer since June 1994. On November 2, 1999, Mr. Alarcon, Jr. became Chairman of the Board of Directors and continues as our Chief Executive Officer and President. Mr. Alarcon, Jr. is one of the original members of our senior management team and, along with Mr. Alarcon, Sr., has been one of our key executives since our founding in 1983. Mr. Alarcon, Jr. is responsible for our long-range strategic planning and is instrumental in the acquisition and financing of each of our radio stations, as he was in our initial public offering. Mr. Alarcon, Jr. is the son of Mr. Alarcon, Sr. and the son-in-law of Mr. Grimalt.

     JOSEPH A. GARCIA has been Chief Financial Officer since 1984, Executive Vice President since 1996 and Secretary since November 2, 1999. Mr. Garcia is responsible for the financial affairs of SBS, day to day operational matters and investor relations, and he has been instrumental in the acquisition of our radio stations. Before joining SBS in 1984, Mr. Garcia spent thirteen years in international financial planning positions with Philip Morris Companies, Inc. and Revlon, Inc., where he was Manager of Financial Planning for Revlon -- Latin America.

     PABLO RAUL ALARCON, SR. was our Chairman of the Board of Directors from March 1983 until November 2, 1999, when he became Chairman Emeritus. Mr. Alarcon, Sr. continues to be a member of our Board of Directors. Mr. Alarcon, Sr. has been involved in Spanish-language radio broadcasting since the early 1950's when he established his first radio station in Camaguey, Cuba. Upon his arrival in the United States, Mr. Alarcon, Sr. continued his career in radio broadcasting and was an on-air personality for a New York radio station before being promoted to programming director. Mr. Alarcon, Sr. subsequently owned and operated a recording studio and an advertising agency before purchasing our first radio station in 1983. Mr. Alarcon, Sr. is Raul Alarcon, Jr.'s father.

     JOSE GRIMALT has been a member of our Board of Directors since 1986 and was our Secretary from 1986 until November 2, 1999, when he became Secretary Emeritus. From 1969 to 1986, Mr. Grimalt owned and operated Spanish-language radio station WLVH-FM in Hartford, Connecticut. In 1984, Mr. Grimalt became a stockholder and the President of SBS's California subsidiary which operated KXMG-AM in Los Angeles. Mr. Grimalt is Mr. Alarcon, Jr.'s father-in-law.

     JASON L. SHRINSKY became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm of Kaye Scholer LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our counsel for more than 17 years.

     CASTOR FERNANDEZ became one of our directors on August 9, 2001. Mr. Fernandez has over forty years of experience in advertising. He is the founder and President of Castor Advertising Florida Corp., which was founded in 1968 and is the oldest Hispanic-owned advertising agency in the country. Mr. Fernandez is also a founder and director of First BankAmericano, a minority-owned bank.

     CARL PARMER became one of our directors on August 9, 2001. Mr. Parmer has an extensive background in the ownership and management of radio and television companies throughout the United States. Mr. Parmer was the President and co-Chief Executive Officer of Heftel Broadcasting Corporation (predecessor of Hispanic Broadcasting Corporation) ("Heftel") from 1991 to 1996. Mr. Parmer has been President and CEO of Broadcasting Management, Inc. since 1996. Mr. Parmer began his career in broadcasting in 1991 after several years of experience on Wall Street, including a position as Vice President and shareholder of Kidder Peabody & Co., Inc.

     WILLIAM B. TANNER has served as our Executive Vice President of Programming since August 31, 2000. Prior to joining us, Mr. Tanner was the Vice President of Programming at Hispanic Broadcasting Corporation for six years. Mr. Tanner began his career in the radio broadcasting industry as a disc jockey and radio programmer.

See "Item 13. Certain Relationships and Related Transactions."

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors has an Audit Committee and a Compensation Committee. The Compensation Committee has a subcommittee, the Stock Option Committee. There is no Nominating Committee of the Board of Directors. The primary function of the Audit Committee is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (i) the financial reports and other financial information which will be provided by SBS to any governmental body or the public, (ii) our systems of internal controls that management and the Board of Directors have established, and (iii) our auditing, accounting and financial reporting processes generally. The members of the Audit Committee are Jason L. Shrinsky, Castor Fernandez and Carl Parmer. Messrs. Fernandez and Parmer became members of the Audit Committee on August 9, 2001. Mr. Roman Martinez IV was a member of the Audit Committee until his resignation on May 7, 2001. The Audit Committee held four meetings during fiscal year 2001.

     The members of the Compensation Committee are Raul Alarcon, Jr., Jason L. Shrinsky, Castor Fernandez and Carl Parmer. Mr. Alarcon, Jr. is our Chairman of the Board of Directors, Chief Executive Officer and President. Messrs. Fernandez and Parmer became members of the Compensation Committee on November 6, 2001. Mr. Roman Martinez IV was a member of the Compensation Committee until his resignation on May 7, 2001. The functions of the Compensation Committee are to
(i) approve policies, plans and performance criteria concerning the salaries, bonuses and other compensation of the executive officers of SBS, (ii) review and approve the salaries, bonuses and other compensation of the executive officers of SBS, (iii) review the compensation programs for other key employees, including salary and cash bonus amounts, (iv) establish and review policies regarding executive officer perquisites, (v) engage experts on compensation matters, if and when the members of the Compensation Committee deem it proper or advisable to do so, and (vi) perform such other duties as shall from time to time be delegated by the Board of Directors. The

Compensation Committee met twice on November 13, 2000, to review certain compensation items for fiscal years 2000 and 2001 and on December 27, 2001, to review certain compensation items for fiscal year 2001.

     The members of the Stock Option Committee are Jason L. Shrinsky, Castor Fernandez and Carl Parmer. Messrs. Fernandez and Parmer became members of the Stock Option Committee on November 6, 2001. Mr. Roman Martinez IV was a member of the Stock Option Committee until his resignation on May 7, 2001. The Stock Option Committee held two meetings during fiscal year 2001.

     The Board of Directors held five meetings during fiscal year 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that with respect to fiscal year 2001, all the Reporting Persons complied with all applicable filing requirements, except that: (1) one report covering one transaction by Joseph A. Garcia was filed late; (2) one report covering one transaction by Raul Alarcon, Jr. was filed late; (3) one report covering one transaction by Luis Diaz-Albertini was not filed; (4) the Initial Statement of Beneficial Ownership of Castor Fernandez was filed late; and (5) the Initial Statement of Beneficial Ownership of Carl Parmer was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years 2001, 2000 and 1999, by our Chief Executive Officer and President and our next three highest paid executive officers at September 30, 2001, whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                ANNUAL COMPENSATION                              ---------------
                       ----------------------------------------------------------------------      SECURITIES
                                                                               OTHER ANNUAL        UNDERLYING
NAME                   PRINCIPAL POSITION   YEAR   SALARY ($)   BONUS ($)    COMPENSATION ($)    OPTIONS/SARS(#)
----                   ------------------   ----   ----------   ----------   ----------------    ---------------
Raul Alarcon, Jr.      Chief Executive      2001   $1,000,000   $  792,864       $155,531(a)         100,000
                       Officer, President   2000    1,000,000    1,000,000        201,829(a)         100,000
                       and Chairman of      1999    1,985,768    1,265,857        202,452(a)              --
                       the Board of
                       Directors
Joseph A. Garcia       Executive Vice       2001   $  379,615   $       --             --(b)         100,000
                       President, Chief     2000      300,000      150,000             --(b)         250,000
                       Financial Officer    1999      296,298      385,000             --(b)              --
                       and Secretary
William B. Tanner      Executive Vice       2001   $  530,058   $   18,000       $154,742(c)          15,000
                       President of         2000           --           --             --            218,552
                       Programming          1999           --           --             --                 --
Luis Diaz-Albertini    Vice President/      2001   $  234,477           --             --(b)(d)       12,500
                       Group Sales          2000      225,000       80,000             --(b)          50,000
                                            1999      225,053      210,000             --(b)              --

---------------
(a) Excludes amounts paid by us in connection with our lease of an apartment in Manhattan owned by Mr. Alarcon, Jr. which is used primarily by Mr. Alarcon, Jr. while on SBS business in New York. Mr. Alarcon, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $123,611, $85,329, and $96,512 in fiscal years 2001, 2000 and 1999, respectively, for automobiles used, including driver's salary, by Mr. Alarcon, Jr. In fiscal year 2001, Mr. Alarcon, Jr.
     received total personal benefits estimated at $155,531, including living quarters for the Raul Alarcon, Jr. family in Key Biscayne, Florida pending completion of the construction of their family home in Miami, Florida. As a result of Mr. Alarcon, Jr.'s relocation to his newly constructed home, our last rent payment for his apartment in Key Biscayne was made on November 30, 2000.

(b) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(c) On November 30, 2001, we made a payment of $154,742 to William Tanner pursuant to a side letter agreement to Mr. Tanner's employment agreement which required us to make a payment to Mr. Tanner if the price of our Class A common stock had not reached a specified level by August 30, 2001. Such amount was accrued in our financial statements in fiscal year 2001.

(d) Excludes a $50,000 loan made by SBS to Mr. Diaz-Albertini which, during the time of Mr. Diaz-Albertini's employment at SBS, was to be repaid over two years with amounts withheld from Mr. Diaz-Albertini's salary. Mr. Diaz-Albertini terminated his employment with SBS on August 10, 2001 and currently owes SBS a portion of the loan. Mr. Diaz-Albertini has agreed to repay his loan in monthly installments.

STOCK OPTIONS

     The following table sets forth information concerning the grant of stock options to each of the named executive officers in fiscal year 2001:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                       -------------------------------------------------------------
                                         PERCENT OF                                      POTENTIAL REALIZABLE
                                           TOTAL                                       VALUE AT ASSUMED ANNUAL
                         NUMBER OF      OPTIONS/SARS                                     RATES OF STOCK PRICE
                         SECURITIES      GRANTED TO                                        APPRECIATION FOR
                         UNDERLYING     EMPLOYEES IN   EXERCISE OR                           OPTION TERM
                        OPTIONS/SARS    FISCAL YEAR    BASE PRICE                      ------------------------
NAME                   GRANTED(#)(A)        2001         ($/SH)      EXPIRATION DATE     5%($)        10%($)
----                   --------------   ------------   -----------   ---------------   ---------    -----------
Raul Alarcon, Jr. ...     100,000(b)        20.8%        $9.4687        10/27/05       $595,481     $1,509,067
Joseph A. Garcia.....     100,000           20.8         $4.813         12/07/10        302,687        767,068
William B. Tanner....      15,000(c)         3.1         $9.20           8/31/11         86,787        219,936
Luis
  Diaz-Albertini.....      12,500(d)         2.6         $5.44          11/08/01(d)          55(d)         108(d)

---------------
(a) Each option was granted under our 1999 Stock Option Plan and, other than as noted in footnotes (b) and (c), vests 20% immediately, and 20% on the anniversary date of the grant date for each such option for the following four consecutive years. The options that are not otherwise exercisable prior to a change in control of SBS will become exercisable on the date of a change in control of SBS and will remain exercisable for the remainder of the term of the option, as discussed in our 1999 Stock Option Plan.

(b) Raul Alarcon, Jr.'s option vested and became exercisable immediately upon the granting of such option.

(c) William B. Tanner's option vested and became exercisable immediately upon the granting of such option.

(d) Luis Diaz-Albertini terminated his employment at SBS on August 10, 2001. Pursuant to the terms of the 1999 Stock Option Plan (i) the unvested portion of Mr. Diaz-Albertini's option with respect to 10,000 shares of our Class A common stock expired upon the termination of his employment and
     (ii) his option with respect to the remaining 2,500 shares of our Class A common stock expired on November 8, 2001. The calculation of the potential realizable value at assumed annual rates of stock price appreciation for option term with respect to Mr. Diaz-Albertini's option holdings is based on options to purchase 2,500 shares exercisable at fiscal year end.

     The following table sets forth certain information regarding stock options exercised by the named executive officers during fiscal year 2001, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of September 30, 2001. Also reported are the values of "in the money" options which represent the positive spread between the exercise price of any existing stock options and the Class A common stock price as of September 30, 2001.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR END OPTIONS/SAR VALUES

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                  OPTIONS/SARS AT              OPTIONS AT FISCAL
                             SHARES                             FISCAL YEAR END (#)              YEAR END ($)
                            ACQUIRED            VALUE       ---------------------------   ---------------------------
NAME                     ON EXERCISE (#)     REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   -------------------   ------------   -----------   -------------   -----------   -------------
Raul Alarcon, Jr. ...           --                --          200,000             --             --             --
Joseph A. Garcia.....           --                --          120,000        230,000        $45,540       $182,160
William B. Tanner....           --                --          160,701         72,851             --             --
Luis
  Diaz-Albertini.....           --                --            2,500             --        $ 4,125             --

DIRECTOR COMPENSATION

     Directors who are officers or who were formerly officers do not receive any compensation for serving on our Board of Directors. Our non-employee directors are eligible to receive options under our Non-Employee Director Stock Option Plan. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors.

     In connection with their election to the Board of Directors on November 2, 1999, we granted each of Messrs. Roman Martinez IV and Jason L. Shrinsky an option to purchase 50,000 shares of Class A common stock, with an exercise price of $20.00 per share, of which options to purchase 10,000 shares vested immediately, options to purchase 10,000 shares vested on November 2, 2000, and, in the case of Mr. Shrinsky, options to purchase 10,000 shares vested on November 2, 2001 and the remaining options to purchase 20,000 shares will vest ratably over the next two years. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye Scholer LLP. Mr. Martinez resigned as a director of SBS on May 7, 2001, and all his unvested and vested options terminated during fiscal year 2001. See "Stock Plans -- Non-Employee Director Stock Option Plan."

     Effective as of October 29, 2001, in connection with the election of Castor Fernandez and Carl Parmer to our Board of Directors on August 9, 2001, we granted each of Messrs. Fernandez and Parmer options to purchase 50,000 shares of Class A common stock, with an exercise price of $7.50 per share, of which options to purchase 10,000 shares vested on October 29, 2001 and the remaining options to purchase 40,000 shares will vest ratably over the next four years.

     During fiscal year 2001, Pablo Raul Alarcon, Sr. and Jose Grimalt each received a payment in the amount of $20,000 in recognition of certain consulting services rendered to the Company. We also paid for the use of automobiles by Mr. Alarcon, Sr. in the amount of approximately $28,723.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

     Raul Alarcon, Jr.

     We have an employment agreement with Raul Alarcon, Jr. dated as of October 25, 1999, pursuant to which Mr. Alarcon, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on October 27, 1999, expires on December 31, 2004 and renews for successive one-year periods after December 31, 2004. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the Board of Directors. Under the terms of the agreement, Mr. Alarcon, Jr. will be paid an annual cash performance bonus determined by the Board of Directors based on annual same station broadcast cash flow growth. Mr. Alarcon, Jr. has the right to receive options to purchase 100,000 shares of Class A common stock each year of employment at an exercise price equal to the fair market value of our Class A common stock on the respective grant date. Mr. Alarcon, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcon, Jr.'s employment may be terminated at the election of the Board of Directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcon, Jr. is entitled to the use of one automobile and driver at our expense.

     Joseph A. Garcia

     During the early part of fiscal year 2001, we had an employment agreement with Joseph A. Garcia dated as of October 25, 1999 (the "1999 Employment Agreement"), pursuant to which Mr. Garcia served as our Chief Financial Officer, Executive Vice President and Secretary. The Employment Agreement became effective on October 27, 1999 and was to terminate on October 27, 2002. Mr. Garcia received an annual base salary of $300,000. In addition, Mr. Garcia was entitled to receive (a) an annual cash bonus to be determined by the Board of Directors, based on performance, and (b) an option to purchase 250,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $20.00 per share, for past performance. Mr. Garcia was also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

     On December 7, 2000, we entered into a new employment agreement with Mr. Garcia pursuant to which he continues to serve as our Chief Financial Officer, Executive Vice President and Secretary. This new employment agreement became effective as of December 7, 2000, has similar terms to the 1999 Employment Agreement, including a discretionary bonus, except that the new employment agreement has a term expiring December 7, 2005, and provides for an annual base salary of $400,000. Under his new agreement, Mr. Garcia is entitled to receive options to purchase 100,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $4.81 per share. The grant of options to Mr. Garcia pursuant to the 1999 Employment Agreement remains effective.

     William B. Tanner

     We have an employment agreement with William B. Tanner dated as of August 31, 2000, pursuant to which Mr. Tanner serves as our Executive Vice President of Programming. The term of the agreement is from August 31, 2000 to August 31, 2005. The agreement provides for an annual base salary of $475,000, with an annual 10% increase over the prior year's base salary. Mr. Tanner is entitled to receive quarterly bonuses based on SBS radio stations achieving certain Arbitron(R) ratings. Under the terms of the agreement, Mr. Tanner has the right to receive (1) an option to purchase 218,552 shares of Class A common stock, with 33% vesting immediately and the rest vesting ratably over a two-year period, and (2) an option to purchase an aggregate 75,000 shares of Class A common stock to be granted ratably over a five-year period, at an exercise price equal to the closing price of our Class A common stock on the immediately preceding business day of each respective grant date. Mr. Tanner is also entitled to receive standard employee benefits provided to all of our similarly situated executives, such as health, life and long-term disability insurance, reimbursement of business related expenses. He is also entitled to payment of power and telephone bills for a Los Angeles residence and a monthly automobile allowance.

     Luis Diaz-Albertini

     Luis Diaz-Albertini's employment with SBS terminated on August 10, 2001. We had an employment agreement during fiscal year 2001 with Mr. Diaz-Albertini dated as of October 25, 1999, pursuant to which Mr. Diaz-Albertini served as our Vice President/Group Sales. The employment agreement became effective on October 27, 1999 and was to terminate on October 27, 2002. Mr. Diaz-Albertini received an annual salary of $225,000. In addition, Mr. Diaz-Albertini was entitled to receive (a) an annual cash bonus to be determined by the Board of Directors, based on performance, and (b) an option to purchase 50,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $20.00 per share, for past performance. Mr. Diaz-Albertini was also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses. Upon the termination of Mr. Diaz-Albertini's employment with SBS on August 10, 2001, his unvested options were forfeited.

ANNUITY

     Upon the completion of our initial public offering on November 2, 1999, we purchased an annuity from The Canada Life Assurance Company as a retirement vehicle for the benefit of our retired officers, Pablo Raul Alarcon, Sr. and Jose Grimalt, for $10.2 million. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively, for the rest of their lives. Mr. Alarcon, Sr.'s wife and Mr. Grimalt's wife are joint annuitants with their husbands. Should Mrs. Alarcon, Sr. or Mrs. Grimalt survive their respective husbands, they would receive annual payments of $350,000 and $150,000, respectively, for the rest of their lives.

STOCK PLANS

     1999 Stock Option Plan

     We adopted an option plan to incentivize our present and future executive, managerial and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the Compensation Committee of the Board of Directors (or by the Board of Directors if such committee is not appointed). An aggregate of 3,000,000 shares of Class A common stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. During fiscal year 2001, options to purchase 480,000 shares of Class A common stock were granted under this plan at exercise prices ranging from $4.81 to $9.69 per share.

     The Compensation Committee, or such other committees as the Board of Directors shall determine, has discretion to select the participants, to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the option plan. The option plan terminates ten years after September 27, 1999, the date that it was approved and adopted by the stockholders of SBS. Generally, a participant's rights and interest under the option plan are not transferable except by will or by the laws of descent and distribution.

     Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Class A common stock at a price fixed by the Compensation Committee. The option price may be less than, equal to or greater than the fair market value of the underlying shares of Class A common stock, but in no event will the exercise price of an incentive stock option be less than the fair market value on the date of grant.

     Options expire no later than ten years after the date on which they are granted (five years in the case of incentive stock options granted to 10% stockholders). Options become exercisable at such times and in such installments as the Compensation Committee or other designated committee determines. Notwithstanding this, any nonexercisable options will immediately vest and become exercisable upon a change in control of SBS. Upon termination of a participant's employment with SBS, options that are not exercisable will be forfeited immediately and options that are exercisable will remain exercisable for twelve months following any termination by reason of an optionholder's death, disability or retirement. If termination is for any other reason other than for cause, exercisable options will remain exercisable for three months following such termination. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash or common stock of SBS) as the Compensation Committee may determine.

     In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets, or any other change in the corporate structure of shares of SBS, the Compensation Committee will have the discretion to make any adjustments it deems appropriate in the number and kind of shares reserved for issuance upon the exercise of options and vesting of grants under the option plan and in the exercise price of outstanding options.

     Non-Employee Director Stock Option Plan

     We also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the Board of Directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A common stock have been reserved for issuance under this option plan. The plan terminates ten years after September 27, 1999, the date that it was approved and adopted by the stockholders of SBS. The plan is administered by the Board of Directors. In connection with their election to the Board of Directors on November 2, 1999, we granted each of Messrs. Jason L. Shrinsky and Roman Martinez IV an option under this plan to purchase 50,000 shares of Class A common stock with an exercise price of $20.00 per share. Of these options to purchase 50,000 shares, options to purchase 10,000 shares vested immediately, options to purchase 10,000 shares vested on November 2, 2000 and, in the case of Mr. Shrinsky, options to purchase 10,000 shares vested on November 2, 2001 and the remaining option to purchase 20,000 shares will vest ratably over the next two years so long as Mr. Shrinsky remains a director. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye Scholer LLP. Mr. Martinez resigned as a director of SBS on May 7, 2001, and all his unvested and vested options terminated during fiscal year 2001.

     Effective as of October 29, 2001, in connection with the election of Castor Fernandez and Carl Parmer to the Board of Directors on August 9, 2001, we granted each of Messrs. Fernandez and Parmer options to purchase 50,000 shares of Class A common stock, with an exercise price of $7.50 per share, of which options to purchase 10,000 shares vested on October 29, 2001 and the remaining options to purchase 40,000 shares will vest ratably over the next four years.

     Any non-exercisable options will immediately vest and become exercisable upon a change in control of SBS. If a non-employee director's service as a director is terminated for any reason, all options held by the non-employee director which have not then vested shall terminate automatically and vested portions will remain exercisable for thirty days.

401(k) PLAN

     We offer a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering our employees. Pursuant to the 401(k) Plan, an employee may elect to reduce his annual salary by 1%-15%, not to exceed the statutorily prescribed annual limit which is $10,500 for 2001, and have the amount of such reduction contributed to the 401(k) Plan. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. The 401(k) Plan is intended to qualify under
Section 401(a) of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant's assets in the 401(k) Plan in selected investment options.

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY

     Our third amended and restated certificate of incorporation has a provision which limits the liability of directors to us to the maximum extent permitted by Delaware law. The third amended and restated certificate of incorporation specifies that our directors will not be personally liable for monetary damages for breach of fiduciary duty as a director. This limitation does not apply to actions by a director or officer that do not meet the standards of conduct which make it permissible under the Delaware General Corporation Law for SBS to indemnify directors or officers.

     Our amended and restated by-laws provide for indemnification of directors and officers (and others) in the manner, under the circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of SBS. Each director has entered into an indemnification agreement with us that provides for indemnification to the fullest extent provided by law. We believe that these provisions are necessary or useful to attract and retain qualified persons as directors and officers.

     We have obtained insurance for the benefit of our directors and officers that provides for coverage of up to $100.0 million.

     There is a pending litigation claim against us and certain of our directors and officers concerning which such directors and officers may seek indemnification. On November 28, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers who acquired shares of our Class A common stock pursuant to the registration statement and prospectus (collectively, the "Prospectus") relating to our initial public offering which closed on November 2, 1999 (the "IPO"). The lawsuit was filed against SBS, eight underwriters of the IPO (collectively, the "Underwriters"), two members of our senior management team, one of which is our Chairman of the Board of Directors, and an additional director. The claims being made under the complaint are similar to claims currently being made under hundreds of class action suits filed against companies with recent initial public offerings and their underwriters. As of December 26, 2001, the complaint had not been served on SBS or the individually named defendants. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of such lawsuit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Board of Directors maintains a Compensation Committee, whose members consist of Raul Alarcon, Jr., Jason L. Shrinsky, Castor Fernandez and Carl Parmer, and a Stock Option Committee which is a subcommittee of the Compensation Committee. The members of the Stock Option Committee are Jason L. Shrinsky, Castor Fernandez and Carl Parmer. Messrs. Fernandez and Parmer became members of the Compensation Committee and Stock Option Committee on November 6, 2001. Mr. Roman Martinez IV was a member of the Compensation Committee and Stock Option Committee until his resignation on May 7, 2001. Mr. Alarcon, Jr. is our Chairman of the Board of Directors, Chief Executive Officer and President. Jason L. Shrinsky, Castor Fernandez and Carl Parmer are directors. The Compensation Committee met twice on November 13, 2000, to review certain compensation items for fiscal years 2000 and 2001, and on December 27, 2001, to review certain compensation items for fiscal year 2001. The Stock Option Committee held two meetings during fiscal year 2001. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our Class A common stock and our Class B common stock as of December 26, 2001, by:

     - each person known by us to beneficially own more than 5% of any class of common stock;

     - each director and each executive officer named in the Summary Compensation Table; and

     - all named executive officers and directors as a group.

     Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

                                        CLASS A SHARES           CLASS B SHARES
                                    ----------------------   -----------------------   PERCENT OF   PERCENT OF
                                                PERCENT OF                PERCENT OF     TOTAL        TOTAL
                                    NUMBER OF    CLASS A     NUMBER OF     CLASS B      ECONOMIC      VOTING
NAME AND ADDRESS(1)(2)               SHARES       SHARES       SHARES       SHARES      INTEREST      POWER
----------------------              ---------   ----------   ----------   ----------   ----------   ----------
Raul Alarcon, Jr.(3)..............    300,000          *     26,156,750      94.1%        40.9%        83.2%
Pablo Raul Alarcon, Sr.(4)........         --         --      1,070,000       3.9%         1.7%         3.4%
Jose Grimalt......................         --         --        501,650       1.8%           *          1.6%
Joseph A. Garcia(5)...............    200,000          *             --        --            *            *
William B. Tanner(6)..............    163,591          *             --        --            *            *
Luis Diaz-Albertini...............     12,000          *             --        --            *            *
Jason L. Shrinsky(7)..............     45,000          *             --        --            *            *
Castor Fernandez(8)...............     10,000          *             --        --            *            *
Carl Parmer(9)....................     81,100          *             --        --            *            *
All named executive officers and
  directors as a group(10)........    811,691        2.2%    27,728,400      99.8%        44.1%        88.3%
The Marcos and Sonya Rodriguez
  Family Trust(11)................  2,958,844        8.0%            --        --          4.6%           *
Putnam Investments, Inc.(12)......  4,253,577       11.5%            --        --          6.6%         1.4%
TCW Group Inc.(13)................  4,509,188       12.2%            --        --          7.0%         1.4%
James L. Anderson(14).............  3,445,586        9.3%            --        --          5.3%         1.1%

---------------
  *  Indicates less than 1%.

 (1) The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133.

 (2) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

 (3) Includes 300,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

 (4) Mr. Pablo Raul Alarcon, Sr.'s shares are held in a Flint Trust with Mr. Alarcon, Sr. as sole beneficiary.

 (5) Includes 190,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

 (6) Includes 160,701 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

 (7) Includes 30,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report. Mr. Shrinsky holds these options for the benefit of his law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A common stock with his spouse.

 (8) Includes 10,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

 (9) Represents 71,100 shares owned indirectly through Henry Carlson Parmer, Jr. Living Trust and 10,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(10) Includes 700,701 shares of Class A common stock issuable upon the exercise of options that the holders have the right to exercise within sixty days of the date of this report.

(11) The address of The Marcos and Sonya Rodriguez Family Trust is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247.

(12) The address of Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109. Putnam Investments, Inc. ("Putnam") is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. Putnam wholly owns two registered investment advisers: Putnam Investment Management, Inc., which is the investment adviser to the Putnam family of mutual funds and The Putnam Advisory Company, Inc. ("PAC"), which is the investment adviser to Putnam's institutional clients. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and PAC has shared voting power over the shares held by the institutional clients.

      Putnam and PAC have shared voting power with respect to 192,273 shares.

(13) The address of the TCW Group Inc. is 865 South Figueroa Street, Los Angeles, CA 90017. The TCW Group, Inc. and Robert Day, an individual who may be deemed to control the TCW Group, Inc., share voting and dispositive power over the shares.

(14) The address of James L. Anderson is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247. James L. Anderson has sole voting power and sole dispositive power with respect to 2,961,494 shares and shared voting power with respect to 484,092 shares.

      The Marcos and Sonya Rodriguez Family Trust has the right to receive dividends relating to and the proceeds from the sale of 2,958,844 shares of our Class A common stock for which Mr. Anderson has sole voting and dispositive power resulting from his serving as Trustee of such trust.

      A company of which Mr. Anderson is president has the right to receive dividends relating to and the proceeds from the sale of 484,092 shares of our Class A common stock for which Mr. Anderson has shared voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon the completion of our initial public offering on November 2, 1999, we purchased an annuity for $10.2 million from The Canada Life Assurance Company as a retirement vehicle for the benefit of Mr. Pablo Raul Alarcon, Sr., our Chairman Emeritus and a member of our Board of Directors, and Mr. Jose Grimalt, our Secretary Emeritus and a member of our Board of Directors. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively, for the rest of their lives. Mr. Alarcon, Sr.'s wife and Mr. Grimalt's wife are joint annuitants with their husbands. Should Mrs. Alarcon, Sr. or Mrs. Grimalt survive their respective husbands, they would receive annual payments of $350,000 and $150,000, respectively, for the rest of their lives.

     We lease a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcon, Jr., our Chief Executive Officer, President and Chairman of the Board of Directors, for a monthly rent of $9,000. The lease commenced in August 1987 and will expire in August 2007. We made no renovations to the apartment in fiscal years 2000 and 2001. Generally, the apartment is used by Mr. Alarcon, Jr. while on SBS business in New York. We believe that the lease for this apartment is at the market rate.

     In 1992, Messrs. Alarcon, Sr. and Alarcon, Jr. acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-AM and WCMQ-FM. In June 1992, Spanish Broadcasting System of Florida, Inc., a subsidiary of SBS, entered into a 20-year net lease with Messrs. Alarcon, Sr. and Alarcon, Jr. for the Coral Gables building which provides for a base monthly rent of $9,000. Effective June 1, 1998, the lease on this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcon, Sr. and Alarcon, Jr. This building currently houses the offices and studios of all of our Miami stations. The lease on the stations' previous studios expired in October 1993, was for less than half the space of the stations' present studios and had a monthly rental of approximately $7,500. Based upon our prior lease for studio space, we believe that the lease for the current studio is at the market rate.

     Mr. Grimalt's son is employed by SBS as an operations manager. He was paid $145,530 and a bonus of $5,000 for fiscal year 2001. As part of his compensation, we also paid the leasing costs for an automobile in the amount of $12,621. Mr. Grimalt's daughter is employed by SBS as a sales researcher and was paid $41,827 for fiscal year 2001. Mr. Alarcon, Jr.'s uncle is employed by SBS as an operations manager and his salary is $76,500.

     Jason L. Shrinsky, one of our directors, is a partner of Kaye Scholer LLP, which firm has regularly represented us as our legal counsel and will continue to do so. See "Item 10. Directors and Executive Officers of the Registrant -- Committees of the Board of Directors" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     Our new corporate headquarters is located on one floor of a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation wholly-owned by Mr. Alarcon, Jr. As of November 1, 2000, we are leasing our office space under a 10-year lease, with the right to renew for two consecutive five-year terms. We are currently paying a monthly rent of $36,000 for this office space. We believe the monthly rent we pay is at the market rate.

     During fiscal year 2001, we had sales of approximately $0.2 million to Castor Advertising Florida Corp., a company owned by Castor Fernandez, one of our directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

         The following financial statements have been filed as required by Item 8 of this report:

              Independent Auditors' Report

              Consolidated Balance Sheets as of September 24, 2000 and September 30, 2001

              Consolidated Statements of Operations for each of the fiscal years in the three-year period ended September 30, 2001

              Consolidated Statements of Changes in Stockholders' (Deficiency) Equity for each of the fiscal years in the three-year period ended September 30, 2001

              Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended September 30, 2001

              Notes to Consolidated Financial Statements

         2. Financial Statement Schedule

         The following financial statement schedule has been filed as required by Item 8 of this report:

              Financial Statement Schedule -- Valuation and Qualifying Accounts

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of September 24, 2000 and
  September 30, 2001........................................   F-3
Consolidated Statements of Operations for each of the fiscal
  years in the three-year period ended September 30, 2001...   F-4
Consolidated Statements of Changes in Stockholders'
  (Deficiency) Equity for each of the fiscal years in the
  three-year period ended September 30, 2001................   F-5
Consolidated Statements of Cash Flows for each of the fiscal
  years in the three-year period ended September 30, 2001...   F-6
Notes to Consolidated Financial Statements..................   F-8
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................  F-34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:

We have audited the consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of September 24, 2000 and September 30, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Miami, Florida
December 5, 2001

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              SEPTEMBER 24,    SEPTEMBER 30,
                                                                  2000             2001
                                                              -------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents..............................    $  59,559          59,900
     Receivables:
       Trade................................................       30,986          28,274
       Barter...............................................        2,360           4,820
                                                                ---------        --------
                                                                   33,346          33,094
       Less allowance for doubtful accounts.................        8,082           9,820
                                                                ---------        --------
          Net receivables...................................       25,264          23,274
     Other current assets...................................        3,862           1,515
                                                                ---------        --------
          Total current assets..............................       88,685          84,689
Property and equipment, net.................................       21,675          24,972
Intangible assets, net......................................      513,358         579,907
Deferred financing costs, net of accumulated amortization of
  $911 in 2000 and $1,772 in 2001...........................       10,795          10,361
Other assets................................................          178             249
                                                                ---------        --------
                                                                $ 634,691         700,178
                                                                =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  12 1/2% senior unsecured notes, due 2002..................    $      --             100
  Current portion of other long-term debt...................          171             187
  Accounts payable and accrued expenses.....................       13,984          15,543
  Accrued interest..........................................       11,033          13,618
  Deferred commitment fee...................................        2,159           1,457
                                                                ---------        --------
          Total current liabilities.........................       27,347          30,905
12 1/2% senior unsecured notes, due 2002....................          100              --
9 5/8% senior subordinated notes, due 2009, net of
  unamortized discount of $12,041 in 2001...................      235,000         322,959
Senior credit facilities term loan, due 2006................       65,000              --
Other long-term debt, less current portion..................        4,393           4,206
Deferred income taxes.......................................       28,386          32,682
Stockholders' equity:
  Class A common stock, $.0001 par value. Authorized
     100,000,000 shares; 32,399,760 shares issued and
     outstanding in 2000; 36,862,705 shares issued and
     outstanding in 2001....................................            3               3
  Class B common stock, $.0001 par value. Authorized
     50,000,000 shares; 27,816,900 shares issued and
     outstanding in 2000; 27,795,500 shares issued and
     outstanding in 2001....................................            3               3
  Additional paid-in capital................................      392,973         435,522
  Accumulated deficit.......................................     (118,514)       (126,102)
                                                                ---------        --------
          Total stockholders' equity........................      274,465         309,426
                                                                ---------        --------
Commitments and contingencies (notes 13, 14, and 17)
                                                                $ 634,691         700,178
                                                                =========        ========

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FISCAL YEARS ENDED SEPTEMBER 26, 1999,
                   SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FISCAL YEARS
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------    -------    -------
Gross revenue...............................................  $110,532    140,767    152,569
Less agency commissions.....................................    13,182     18,099     18,245
                                                              --------    -------    -------
       Net revenue..........................................    97,350    122,668    134,324
                                                              --------    -------    -------
Operating expenses:
  Engineering...............................................     2,223      2,509      3,460
  Programming...............................................    10,120     14,983     19,282
  Selling...................................................    22,015     25,829     43,205
  General and administrative................................    10,261     14,234     18,339
  Corporate expenses........................................    10,636     20,730     10,515
  Depreciation and amortization.............................     9,906     13,126     18,757
                                                              --------    -------    -------
                                                                65,161     91,411    113,558
                                                              --------    -------    -------
     Operating income.......................................    32,189     31,257     20,766
                                                              --------    -------    -------
Other income (expense):
  Interest expense, net.....................................   (21,178)   (19,495)   (30,471)
  Other, net................................................      (749)      (357)       497
  Gain on sale of stations..................................        --         55         --
                                                              --------    -------    -------
     Income (loss) before income taxes and extraordinary
       item.................................................    10,262     11,460     (9,208)
Income tax expense (benefit)................................     4,445      4,915     (3,516)
                                                              --------    -------    -------
     Income (loss) before extraordinary item................  $  5,817      6,545     (5,692)
                                                              ========    =======    =======
Extraordinary item -- loss on extinguishment of debt, net of
  income taxes of $11,434 in 2000 and $1,167 in 2001........        --    (17,151)    (1,896)
                                                              --------    -------    -------
       Net income (loss)....................................  $  5,817    (10,606)    (7,588)
                                                              ========    =======    =======
Net loss applicable to common stockholders..................  $(28,932)   (38,978)    (7,588)
                                                              ========    =======    =======
Basic and diluted loss per common share:
  Net loss per common share before extraordinary item.......  $  (0.86)     (0.38)     (0.09)
  Net loss per common share for extraordinary item..........        --      (0.29)     (0.03)
                                                              --------    -------    -------
  Net loss per common share.................................  $  (0.86)     (0.67)     (0.12)
                                                              ========    =======    =======
  Weighted-average common shares outstanding (basic and
     diluted)...............................................    33,585     58,163     64,096
                                                              ========    =======    =======

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                     FISCAL YEARS ENDED SEPTEMBER 26, 1999,
                   SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  CLASS A                CLASS B
                                COMMON STOCK           COMMON STOCK                                   LESS LOANS        TOTAL
                            --------------------   --------------------   ADDITIONAL                  RECEIVABLE    STOCKHOLDERS'
                              NUMBER       PAR       NUMBER       PAR      PAID-IN     ACCUMULATED       FROM       (DEFICIENCY)
                            OF SHARES     VALUE    OF SHARES     VALUE     CAPITAL       DEFICIT     STOCKHOLDERS      EQUITY
                            ----------   -------   ----------   -------   ----------   -----------   ------------   -------------
Balance at September 27,
  1998....................          --    $ --     30,333,400    $  3        6,867       (50,604)       (2,459)        (46,193)
Preferred stock
  dividends...............          --      --             --      --           --       (31,756)           --         (31,756)
Accretion of preferred
  stock...................          --      --             --      --           --        (2,993)           --          (2,993)
Exercised warrants for
  common stock............          --      --      9,115,150       1            2            --            --               3
Net income................          --      --             --      --           --         5,817            --           5,817
                            ----------    ----     ----------    ----      -------      --------        ------         -------
Balance at September 26,
  1999....................          --      --     39,448,550       4        6,869       (79,536)       (2,459)        (75,122)
Issuance of common stock
  for initial public
  offering, net of
  expenses................  25,731,210       2     (4,963,100)     --      386,104            --            --         386,106
Conversion of Class B
  common stock to Class A
  common stock............   6,668,550       1     (6,668,550)     (1)          --            --            --              --
Preferred stock
  dividends...............          --      --             --      --           --       (18,475)           --         (18,475)
Accretion of preferred
  stock...................          --      --             --      --           --        (9,897)           --          (9,897)
Repayment of stockholder
  note receivable.........          --      --             --      --           --            --         2,459           2,459
Net loss..................          --      --             --      --           --       (10,606)           --         (10,606)
                            ----------    ----     ----------    ----      -------      --------        ------         -------
Balance at September 24,
  2000....................  32,399,760       3     27,816,900       3      392,973      (118,514)           --         274,465
                            ----------    ----     ----------    ----      -------      --------        ------         -------
Issuance of common stock
  as partial payment of
  radio stations
  acquisition.............   4,441,545      --             --      --       42,549            --            --          42,549
Conversion of Class B
  common stock to Class A
  common stock............      21,400      --        (21,400)     --           --            --            --              --
Net loss..................          --      --             --      --           --        (7,588)           --          (7,588)
                            ----------    ----     ----------    ----      -------      --------        ------         -------
Balance at September 30,
  2001....................  36,862,705    $  3     27,795,500    $  3      435,522      (126,102)           --         309,426
                            ==========    ====     ==========    ====      =======      ========        ======         =======

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FISCAL YEARS ENDED SEPTEMBER 26, 1999,
                   SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                       FISCAL YEARS
                                                              -------------------------------
                                                                1999        2000       2001
                                                              --------    --------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $  5,817     (10,606)    (7,588)
                                                              --------    --------    -------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Loss on extinguishment of debt.........................        --      28,585      3,063
     Loss on disposal of fixed assets.......................        --          --         19
     Gain on sale of radio stations.........................        --         (55)        --
     Depreciation and amortization..........................     9,906      13,126     18,757
     Provision for doubtful accounts........................     1,670       4,077      4,587
     Amortization of debt discount..........................       595          61        290
     Amortization of deferred financing costs...............     1,602       1,069      1,370
     Write-down of fixed assets.............................       451          --         --
     Write-off of amounts due from related party............       290          --         --
     Accretion of interest to principal on other long-term
       debt.................................................       313         151         --
     Deferred income taxes..................................     3,880      (6,769)    (5,804)
     Changes in operating assets and liabilities, net of
       acquisitions:
       Increase in receivables..............................    (6,981)     (4,941)    (2,597)
       (Increase) decrease in other current assets..........      (372)     (2,797)     1,641
       Decrease (increase) in other assets..................        24           7        (71)
       Increase (decrease) in accounts payable and accrued
          expenses..........................................     3,042        (138)     1,473
       Increase in accrued interest.........................        --       7,092      2,585
       Increase (decrease) in deferred commitment fee.......       545        (190)      (702)
                                                              --------    --------    -------
          Total adjustments.................................    14,965      39,278     24,611
                                                              --------    --------    -------
          Net cash provided by operating activities.........    20,782      28,672     17,023
                                                              --------    --------    -------
Cash flows from investing activities:
  Proceeds from sale of radio stations, net of disposal
     costs of $10 in 2000...................................        --         690         --
  Additions to property and equipment.......................    (2,100)     (3,793)    (5,595)
  Acquisition of radio stations, net of cash acquired of
     $1,048 in 2000.........................................   (26,284)    (80,826)    (3,413)
  Advances on purchase price of radio stations..............   (10,000)   (121,121)   (26,173)
                                                              --------    --------    -------
          Net cash used in investing activities.............   (38,384)   (205,050)   (35,181)
                                                              --------    --------    -------

                                                                     (continued)

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FISCAL YEARS ENDED SEPTEMBER 26, 1999,
                   SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                       FISCAL YEARS
                                                              -------------------------------
                                                                1999        2000       2001
                                                              --------    --------    -------
Cash flows from financing activities:
  Retirement of senior unsecured notes......................  $     --    (190,295)        --
  Retirement of Series A senior exchangeable preferred
     stock..................................................        --    (265,613)        --
  Proceeds from Class A common stock........................        --     388,071         --
  Exercise of warrants......................................         3          --         --
  Repayments of debt, including accrued interest............      (548)     (4,511)      (171)
  Proceeds from senior notes, net of financing costs of
     $8,503 in 2000 and $3,630 in 2001......................        --     227,051     84,039
  Proceeds from senior credit facilities, net of financing
     costs of $3,200........................................        --      61,800         --
  Repayment of senior credit facilities.....................        --          --    (65,000)
  Increase in deferred financing costs......................      (554)         --       (369)
  Increase in deferred offering costs.......................    (1,966)         --         --
  Repayments of loans receivable from stockholders..........        --       2,459         --
                                                              --------    --------    -------
       Net cash (used in) provided by financing
          activities........................................    (3,065)    218,962     18,499
                                                              --------    --------    -------
       Net (decrease) increase in cash and cash
          equivalents.......................................   (20,667)     42,584        341
Cash and cash equivalents at beginning of period............    37,642      16,975     59,559
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $ 16,975      59,559     59,900
                                                              ========    ========    =======
Supplemental cash flows information:
  Interest paid during the period...........................  $ 20,541      17,408     29,754
                                                              ========    ========    =======
  Net income taxes paid (received) during the period........  $  1,167       2,408       (137)
                                                              ========    ========    =======
Noncash investing and financing activities:
  Dividends declared on preferred stock.....................  $ 31,756          --         --
                                                              ========    ========    =======
  Issuance of preferred stock as payment of preferred stock
     dividends..............................................  $(31,557)         --         --
                                                              ========    ========    =======
  Issuance of note as payment towards purchase price of JuJu
     Media, Inc.............................................  $  1,000          --         --
                                                              ========    ========    =======
  Issuance of note as payment towards purchase price of
     building...............................................  $     --       3,700         --
                                                              ========    ========    =======
  Discount on senior notes..................................  $     --          --     12,331
                                                              ========    ========    =======
  Deferred tax liability recorded for difference in assigned
     values and tax basis of radio stations acquired........  $     --      22,201     10,100
                                                              ========    ========    =======
  Issuance of Class A common stock for acquisition of radio
     stations...............................................  $     --          --     42,549
                                                              ========    ========    =======

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001

(1) ORGANIZATION AND NATURE OF BUSINESS

     Spanish Broadcasting System, Inc., a Delaware corporation, and subsidiaries (the "Company") owns 24 radio stations serving the Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco, Dallas and San Antonio markets, of which, 21 are Spanish-language radio stations and 3 radio stations are programmed by two unrelated third-parties through a time brokerage agreement and an affiliation network agreement. The Company also programs one Spanish-language radio station serving the Los Angeles market under a time brokerage agreement (see note 3). The Company also operates LaMusica.com, a bilingual Spanish-English Internet Web-site providing content related to Latin music, entertainment, news and culture.

     The domestic broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission ("FCC") for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties the Company may acquire. The Company operates in the domestic radio broadcasting industry which is subject to extensive and changing regulation by the FCC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

  (a) Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company reports revenue and expenses on a broadcast calendar basis. "Broadcast calendar basis" means a period ending on the last Sunday of each reporting period. For fiscal years 1999, 2000 and 2001 the Company reported 52 weeks, 52 weeks, and 53 weeks of revenues and expenses, respectively.

  (b) Revenue Recognition

     Revenue is recognized when advertisements are aired.

  (c) Property and Equipment

     Property and equipment are stated at cost. The Company depreciates the cost of its property and equipment using the straight-line method over the respective estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

  (d) Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See note 6 for impairment losses related to fixed assets.

  (e) Intangible Assets

     Intangible assets primarily represent the portion of the purchase price of station acquisitions allocated to FCC licenses of those stations and are amortized on a straight-line basis over 40 years, based on the industry practice of renewing FCC licenses periodically, and other intangible assets, including goodwill, which are

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

being amortized on a straight-line basis over the respective estimated useful lives. The Company periodically assesses the recoverability of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted cash flows for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no significant impairment of its intangible assets, including goodwill, has occurred and that no reduction of the estimated useful lives is warranted. This assessment will be impacted if such projections are not achieved.

  (f) Deferred Financing Costs

     Deferred financing costs relate to the refinancing of the Company's debt in October 1999 and additional debt financing obtained in July 2000 and June 2001 (see notes 8 and 9). During fiscal 2001, the Company recognized an extraordinary loss on the write-off of the deferred financing costs related to the additional debt financing obtained in July 2000 (see note 9).

     Deferred financing costs are being amortized using a method which approximates the effective interest method over the respective lives of the related indebtedness.

  (g) Barter Transactions

     Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. The Company records barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $3.4 million, $4.2 million, and $15.5 million for the fiscal years ended 1999, 2000 and 2001, respectively. Barter expense amounted to $3.4 million, $4.2 million, and $15.9 million for the fiscal years ended 1999, 2000 and 2001, respectively.

     Unearned barter revenue consists of the excess of the aggregate fair value of goods or services received by the Company, over the aggregate fair value of advertising time delivered by the Company. Unearned revenue totaled approximately $0.8 million and $1.2 million at September 24, 2000 and September 30, 2001, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

     During fiscal 2000, the Company entered into a barter transaction with an Internet Service Provider ("ISP") whereby the ISP will provide a guaranteed minimum of impressions to the Company on the ISP's networks over a two-year period in exchange for advertising time on certain of the Company's stations, with an aggregate fair value of $19.7 million at the date of the transaction.

  (h) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

  (i) Income Taxes

     The Company files a consolidated federal income tax return. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (j) Advertising Costs

     The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the period incurred.

  (k) Deferred Commitment Fee

     On December 30, 1996, the Company entered into an agreement with a national advertising agency (the "Agency") whereby the Agency would serve as the Company's exclusive sales representative for all national sales for a seven-year period. Pursuant to this agreement, the Agency agreed to pay a commitment fee of $5.1 million to the Company, of which $1.0 million was paid upon execution of the agreement and $4.1 million was to be remitted on a monthly basis over a three-year period, through January 2000. During fiscal year 2000, the Agency revised its agreement with the Company to reduce the total commitment fee to $5.0 million. The commitment fee is recognized on a straight-line basis over the seven-year contractual term of the arrangement as a reduction of Agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized.

  (l) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (m) Concentration of Business and Credit Risks

     The majority of the Company's operations are conducted in several markets across the country. The Company's New York and Miami markets account for more than half of net revenue for the fiscal years ended 1999, 2000, and 2001. The Company's credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers' payment history and perceived credit risks.

  (n) Basic and Diluted Net Loss Per Common Share

     The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per common share was computed by dividing net loss by the weighted-average number of shares of common stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the years presented since their effect would be anti-dilutive. Common stock equivalents for the fiscal years ended 2000 and 2001 amounted to 220,123 and 67,280,

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respectively. The following table summarizes the net loss applicable to common stockholders and net loss per common share for the fiscal years ended 1999, 2000 and 2001 (in thousands, except per share data):

                                                          1999       2000       2001
                                                        --------    -------    ------
Income before extraordinary item......................  $  5,817      6,545    (5,692)
  Less accretion of preferred stock...................     2,993      9,897        --
  Less dividends on preferred stock...................    31,756     18,475        --
                                                        --------    -------    ------
Loss before extraordinary item........................   (28,932)   (21,827)   (5,692)
Extraordinary item....................................        --    (17,151)   (1,896)
                                                        --------    -------    ------
Net loss applicable to common stockholders............  $(28,932)   (38,978)   (7,588)
                                                        ========    =======    ======
Weighted-average common shares outstanding (basic and
  diluted)............................................    33,585     58,163    64,096
                                                        ========    =======    ======
Basic and diluted loss per common share:
  Net loss per common share before extraordinary
  item................................................  $  (0.86)     (0.38)    (0.09)
  Net loss per common share for extraordinary item....        --      (0.29)    (0.03)
                                                        --------    -------    ------
Net loss per common share.............................  $  (0.86)     (0.67)    (0.12)
                                                        ========    =======    ======

  (o) Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, receivables and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the Company's other long-term debt instruments approximate the carrying amount as the interest rates approximate the Company's current borrowing rate for similar debt instruments of comparable maturity.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The estimated fair value of the Company's senior notes are as follows (in millions):

                                                         2000                 2001
                                                   -----------------    -----------------
                                                   CARRYING    FAIR     CARRYING    FAIR
                                                    AMOUNT     VALUE     AMOUNT     VALUE
                                                   --------    -----    --------    -----
12 1/2% Senior unsecured notes...................   $  0.1       0.1       0.1        0.1
9 5/8% Senior subordinated notes.................    235.0     233.2     335.0      294.8

     The fair value estimates of the senior notes were based upon quotes from major financial institutions taking into consideration current rates offered to the Company for debt instruments of the same remaining maturities.

  (p) Redeemable Preferred Stock

     During fiscal year 2000, the Company redeemed its redeemable preferred stock and accreted the remaining original issue discount with a charge to accumulated deficit (see note 8).

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (q) Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

  (r) Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

  (s) Segment Reporting

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company believes it has only one reportable segment.

(3) ACQUISITIONS

     On September 22, 1999, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation, a wholly owned subsidiary of the Company, entered into a stock purchase agreement to purchase all of the outstanding capital stock of the following nine subsidiaries of AMFM Operating Inc. ("AMFM"), a Delaware corporation (formerly known as Chancellor Media Corporation of Los Angeles):
Primedia Broadcast Group, Inc., WIO, Inc., Cadena Estereotempo, Inc., Portorican American Broadcasting, Inc., WLDI, Inc., WRPC, Inc., WOYE, Inc., WZNT, Inc., and WOQI, Inc. (the "Primedia Station Group"). The Primedia Station Group owns and operates eight radio stations in Puerto Rico: WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WEGM (formerly WCTA-FM). On January 14, 2000, the Company completed the purchase from AMFM of all of the outstanding capital stock of the Primedia Station Group for total cash consideration of $90.8 million (net of $1.0 million cash acquired), including a $10.0 million deposit that was made on September 22, 1999 and closing costs of $0.7 million. This acquisition was financed from cash on hand.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The allocation of the purchase price for the Primedia Station Group was based on the relative fair values of the assets and liabilities acquired on January 14, 2000, as follows (in thousands):

Account receivable..........................................  $  2,500
Prepaid expenses and other..................................       150
Property and equipment......................................     2,200
FCC licenses................................................    89,547
Goodwill....................................................    22,201
Accounts payable and accrued expenses.......................    (2,292)
Income taxes payable........................................    (1,279)
Deferred taxes payable......................................   (22,201)
                                                              --------
                                                              $ 90,826
                                                              ========

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the Primedia Station Group had occurred as of the beginning of fiscal 1999 and 2000, respectively, after giving effect to certain adjustments, including amortization of intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

PRO FORMA DISCLOSURES                            YEAR ENDED            YEAR ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)        SEPTEMBER 26, 1999    SEPTEMBER 24, 2000
-------------------------------------        ------------------    ------------------
                                                (UNAUDITED)           (UNAUDITED)
Net revenue................................       $111,725              126,589
Income before extraordinary item...........          3,499                6,813
Net loss applicable to common
  stockholders.............................        (31,249)             (38,820)
Net loss per common share..................          (0.93)               (0.67)

     On May 8, 2000, the Company entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation ("RCI"), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KFSG-FM (formerly KMJR-FM and, prior to that, KFOX-FM) and KFSB-FM (formerly KNJR-FM and, prior to that, KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, the Company also entered into (1) an asset purchase agreement with New World Broadcasters Corp., a Texas corporation and an affiliate of RCI ("New World"), to acquire radio station KTCY-FM serving the Dallas, Texas market, and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World ("910 Broadcasting"), to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market (the "KXEB-AM Stock Purchase Agreement").

     On November 10, 2000, the Company completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. As of September 24, 2000, the Company had made advances of $121.7 million in cash towards the purchase price. The consideration paid for these acquisitions was determined through arm's-length negotiations among the Company, RCI, the shareholders of RCI and New World. The Company financed these acquisitions with previously unissued shares of Class A common stock, cash on hand and borrowings under a then effective senior credit facility. Substantially all of the purchase price for these acquisitions was allocated to FCC

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

licenses and goodwill (included in intangible assets), with $10.1 million allocated to deferred tax liability in the accompanying consolidated balance sheets.

     Due to the lack of continuity in the operations of the radio stations acquired in the purchase of all the capital stock of RCI (the "RCI Stations"), prior to and after RCI's acquisition of the RCI Stations, at which time the Company began operating the RCI Stations under time brokerage agreements until closing on November 10, 2000, the Company has not included separate historical financial statements or pro forma financial information relating to the acquisition of the RCI Stations.

     The Company programmed KXEB-AM under a time-brokerage agreement with New World and 910 Broadcasting from May 8, 2001 to July 31, 2001. On July 3, 2001, New World and 910 Broadcasting sent a notice to the Company in which they purported to terminate the KXEB-AM Stock Purchase Agreement. The Company is disputing the right of New World and 910 Broadcasting to terminate the agreement and is seeking to specifically enforce the KXEB-AM Stock Purchase Agreement. There can be no assurance that the Company will be successful in its efforts.

     On November 2, 2000, the Company entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KXOL (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, the Company made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of the acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission. On March 13, 2001, the Company entered into an addendum to the asset purchase agreement and two time brokerage agreements with ICFG pursuant to which the Company is permitted to broadcast programming over radio station KXOL-FM (formerly KFSG-FM) (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM and, prior to that, KFOX-FM) and KFBS-FM (formerly KNJR-FM and, prior to that, KREA-FM) (the "93.5 TBA"). In connection with entering into the addendum to the asset purchase agreement, the Company made an additional $20.0 million non-refundable deposit to be credited towards the purchase price at closing. On April 30, 2001, the Company commenced broadcasting its programming under the TBA, and ICFG commenced broadcasting its programming under the 93.5 TBA.

     Payments totaling $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and the additional payment of $20.0 million made in March 2001, give the Company the right to broadcast its programming on radio station KXOL-FM under the TBA through March 13, 2002. The Company has the option to extend the term of the TBA to December 31, 2002 by making a non-refundable payment to ICFG of an additional $35.0 million no later than March 13, 2002. Under the amended asset purchase agreement, if the Company elects to extend the term of the TBA, the termination date for closing on the purchase of radio station KXOL-FM will be extended from March 13, 2002 until December 31, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KXOL-FM if the transaction is closed under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such payments equal to $1.2 million for each month the closing is delayed past August 1, 2002.

     ICFG has extended the 93.5 TBA until February 28, 2002. If the 93.5 TBA is not further extended and the Company has not either closed under the amended asset purchase agreement or terminated such agreement, the Company will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of its Class A common stock for each month (prorated) from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If the Company extends the TBA to December 31, 2002, the number of shares granted to ICFG will be reduced to 197,917 shares our Class A common stock for each month (prorated) starting from March 14, 2002 through December 31, 2002, with the same exercise price. Such obligation shall terminate immediately if the Company closes under the amended asset purchase

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreement for radio station KXOL-FM or terminates such agreement. The Company intends to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although the Company intends to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

     The Company's consolidated results of operations include the results of WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, WEGM-FM, KFSG-FM, KFSB-FM, KXJO-FM KSAH-AM, and KTCY-FM from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses. In addition, the Company's consolidated results of operations include the results of KXOL-FM which is under a TBA and the results of KXEB-AM which was under a TBA through July 2001.

(4) SALE OF STATIONS

     On February 2, 2000, the Company completed the sale of WVMQ-FM in Key West and WZMQ-FM in Key Largo, Florida to South Broadcasting System, Inc., a company owned by the Chairman Emeritus of the Company, for total cash consideration of $0.7 million and recorded a gain of $0.1 million. This amount has been classified under other income as gain on sale of stations in the accompanying consolidated statements of operations.

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at September 24, 2000 and September 30, 2001 (in thousands):

                                                                             ESTIMATED
                                                       2000       2001      USEFUL LIVES
                                                     --------    -------    ------------
FCC licenses.......................................  $534,350    606,061       40 years
Goodwill and other.................................    25,288     35,760     5-40 years
                                                     --------    -------
                                                      559,638    641,821
Less accumulated amortization......................    46,280     61,914
                                                     --------    -------
                                                     $513,358    579,907
                                                     ========    =======

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at September 24, 2000 and September 30, 2001 (in thousands):

                                                                             ESTIMATED
                                                        2000       2001     USEFUL LIVES
                                                       -------    ------    ------------
Land.................................................  $ 2,587     2,587             --
Building and building improvements...................   19,301    19,669       20 years
Tower and antenna systems............................    2,360     3,586     7-15 years
Studio and technical equipment.......................    6,184     7,524       10 years
Furniture and fixtures...............................    2,412     2,856     3-10 years
Transmitter equipment................................    2,416     3,169     7-10 years
Leasehold improvements...............................    1,905     3,370     5-13 years
Computer equipment and software......................    2,493     3,006        5 years
Other................................................      785     1,070        5 years
                                                       -------    ------
                                                        40,443    46,837
Less accumulated depreciation and amortization.......   18,768    21,865
                                                       -------    ------
                                                       $21,675    24,972
                                                       =======    ======

     During fiscal 1999, the Company wrote down the value of one of its properties in Los Angeles (which was part of the assets acquired in the purchase of the Los Angeles AM radio station) by $0.5 million. The write-down was based on current market values of real estate in the Los Angeles area. This amount is included in other, net in the accompanying consolidated statements of operations.

     During fiscal 2000, the Company acquired a building and land in Puerto Rico for $5.3 million. The Company funded the acquisition using cash on hand and proceeds from a bank loan of $3.7 million (see note 10).

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 24, 2000 and September 30, 2001 consists of the following (in thousands):

                                                             2000       2001
                                                            -------    ------
Accounts payable -- trade.................................  $ 1,282     1,186
Accounts payable -- barter................................      809     1,219
Accrued compensation and commissions......................    6,080     6,692
Accrued professional fees.................................    2,854     1,971
Accrued music license fees................................      701       233
Other accrued expenses....................................    2,258     4,242
                                                            -------    ------
                                                            $13,984    15,543
                                                            =======    ======

(8) SENIOR NOTES AND PREFERRED STOCK

  12 1/2% Senior Unsecured Notes

     On June 29, 1994, the Company, through a private placement offering (the "Offering") completed the sale of 107,059 units, each consisting of $1,000 principal amount of 12 1/2% Senior Notes (the "12 1/2% Notes")

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

due 2002 and warrants to purchase 5,352,950 shares of Class B common stock. On October 17, 1997, the Company made a tender offer to purchase for cash any and all of the 12 1/2% Notes. The Company paid $15.7 million to the noteholders who responded to the tender offer and purchased $13.2 million in principal amount of 12 1/2% Notes for $15.0 million plus accrued interest of $0.7 million in November 1997.

     On November 2, 1999, the Company repurchased $93.8 million in principal amount of 12 1/2% Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $10.1 million, net of income taxes of approximately $6.8 million. This loss relates to the premium paid on the repurchase of the 12 1/2% Notes, the write-off of related unamortized deferred financing costs, and the amortization of the remaining original issue discount on the 12 1/2% Notes, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

  14 1/4% Series A Senior Exchangeable Preferred Stock and 11% Senior Unsecured Notes

     On March 27, 1997, the Company financed the purchase of radio stations WYSY-FM (renamed WLEY-FM by the Company), WRMA-FM and WXDJ-FM with proceeds from the sale through a private placement of 175,000 shares of the Company's 14 1/4% Series A Senior Exchangeable Preferred Stock ("Series A Preferred Stock") and warrants to purchase 3,745,000 shares of the Company's Class B common stock. The Series A Preferred Stock and the warrants are separately transferable. The gross proceeds from the issuance of the Series A Preferred Stock and warrants, amounted to $175.0 million. The value of the warrants was determined to be $16.6 million. The Company also issued $75.0 million aggregate principal amount of the Company's 11% Senior Unsecured Notes (the "11% Senior Notes") due 2004. In connection with this transaction, the Company capitalized financing costs of $5.7 million related to the 11% Senior Notes and charged issuance costs of $9.0 million related to the Series A Preferred Stock and warrants to paid-in capital.

     On November 2, 1999, the Company repurchased $75.0 million in principal amount of 11% Senior Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $7.0 million, net of income taxes of approximately $4.7 million. This loss relates to the premium paid on the repurchase of the 11% Senior Notes and the write-off of related unamortized deferred financing costs, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

     On December 2, 1999, the Company redeemed in full the Series A Preferred Stock. In connection with this redemption, the Company recorded total additional dividends of approximately $28.4 million, on the Series A Preferred Stock, which reduced the income available to common stockholders in the accompanying fiscal 2000 consolidated statement of operations. These additional dividends relate to the premium on the redemption, and the accretion of the remaining original issue discount on the Series A Preferred Stock.

  9 5/8% Senior Subordinated Notes

     On November 2, 1999, concurrently with the Company's IPO of Class A common stock (see note 12), the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the "1999 Notes"), from which the Company received proceeds of $228.0 million after payment of underwriter commissions. In connection with this transaction, the Company capitalized financing costs of $8.5 million related to the 1999 Notes.

     On June 8, 2001, the Company sold $100.0 million of 9 5/8% senior subordinated notes due 2009 (the "2001 Notes") through a Rule 144A debt offering from which the Company received proceeds of approximately $85.0 million, after payment of underwriting commissions and a $12.3 million delayed draw special fee payment and discount given in connection with the issuance. In connection with this transaction,

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company capitalized financing costs of $3.6 million. The terms of the 2001 Notes were substantially the same as the 1999 Notes.

     In connection with the issuance and sale of the 2001 Notes in the Rule 144A debt offering, the Company entered into a registration rights agreement with the initial purchaser in the offering pursuant to which the Company agreed to file a registration statement to permit holders of the 2001 Notes to exchange such notes for notes newly registered under the Securities Act of 1933. In addition, this exchange offer also allowed for the exchange of the full outstanding amount of the 1999 Notes. The exchange offer was consummated on December 5, 2001, with an aggregate amount of $335.0 million of 2001 Notes and 1999 Notes being exchanged and only a minimal amount of the 1999 Notes remaining outstanding.

     The Company's ability to incur additional indebtedness is limited by the terms of the respective indentures under its senior subordinated notes. In addition, these indentures place restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and mergers, among other things.

(9) SENIOR CREDIT FACILITY

     On July 6, 2000, the Company entered into a $150.0 million senior secured credit facility (the "Senior Facility"). The Senior Facility included a six-year $25.0 million revolving credit line and $125.0 million of term loans. In connection with this transaction, the Company capitalized financing costs of $3.6 million related to the Senior Facility.

     On June 8, 2001, the Company repaid $66.2 million of the outstanding indebtedness and accrued interest under the Senior Facility, which the Company then terminated. The Company realized a loss on the early extinguishment of debt of approximately $1.9 million, net of income taxes of approximately $1.2 million. This loss relates to the write-off of the related unamortized deferred financing costs, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

(10) OTHER LONG-TERM DEBT

     Other long-term debt consists of the following at September 24, 2000 and September 30, 2001 (in thousands):

                                                               2000     2001
                                                              ------    -----
Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at
  6.25%, commencing June 1992 (see note 13).................  $  891      838
Note payable due in monthly installments of $39,196,
  including interest at 9.75%, commencing August 2000, with
  balance due on June 2005
  (see note 6)..............................................   3,673    3,555
                                                              ------    -----
                                                               4,564    4,393
Less current portion........................................     171      187
                                                              ------    -----
                                                              $4,393    4,206
                                                              ======    =====

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The scheduled maturities of other long-term debt are as follows at September 30, 2001 (in thousands):

FISCAL YEAR ENDING SEPTEMBER                          AMOUNT
----------------------------                          ------
2002................................................  $  187
2003................................................     204
2004................................................     222
2005................................................   3,195
2006................................................      73
Thereafter..........................................     512
                                                      ------
                                                      $4,393
                                                      ======

(11) RELATED-PARTY TRANSACTIONS

     The Company leases an apartment from its Chief Executive Officer ("CEO") and Chairman of the Board of Directors ("Chairman") for annual rentals of $0.1 million through August 2007. Certain renovation expenses were paid by the Company totaling $0.2 million during fiscal 1999. In addition, the Company occupies a building under a capital lease agreement with certain stockholders [see note 13(a)]. The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

     On September 24, 1999, the Company entered into letters of understanding with its then Chairman ("Former Chairman") and Secretary ("Former Secretary"). These letters outlined the mutual intentions of the Company and these individuals in connection with the Company's IPO, and were contingent upon the completion of the IPO [see note 12(b)]. These letters provided for the following:

     - The sale by these individuals of $14.0 million of their Class B common stock in the IPO;

     - The purchase by the Company of annuities providing aggregate annual retirement compensation of $1.0 million to these individuals. These annuities were purchased by the Company for $10.2 million in November 1999;

     - The retention of these individuals as members of the Company's board of directors, with titles of "Chairman Emeritus" and "Secretary Emeritus," respectively;

     - An agreement to sell, to the Former Chairman, the Company's two radio stations located in the Florida Keys for $0.7 million (see note 4);

     - The repayment by the Former Chairman of a stockholder loan for approximately $0.6 million, plus accrued interest of approximately $0.1 million. This stockholder loan and the related accrued interest was repaid in full by the Former Chairman in November 1999;

     - An agreement by the Former Chairman to assume responsibility for a boat leased by the Company. Responsibility for this boat was assumed by the Former Chairman in November 1999; and

     - The use by the Former Chairman of a car and driver, and by the Former Secretary of a car, to be provided by the Company.

     On December 1, 2000, the Company entered into a lease for its new corporate headquarters with a Florida limited partnership for which the general partner is a company wholly owned by the Company's CEO and Chairman. The Company is leasing the office space under a 10-year operating lease with rental payments of approximately $0.4 million per year, with the right to renew for two consecutive five-year terms.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During fiscal 2001, the Company had sales of approximately $0.2 million to a company that is owned by a member of the Company's board of directors. The related receivable from this company was approximately $0.1 million as of September 30, 2001.

     During fiscal 2000 and 2001, one of the Company's Board of Director members was also a partner in a law firm that provides services to the Company. The Company paid the law firm approximately $4.7 million and $4.2 million during the fiscal years ended 2000 and 2001, respectively, for legal services performed. The Company was indebted to the law firm for approximately $0.5 million and $1.2 million, respectively, as of September 24, 2000 and September 30, 2001.

(12) STOCKHOLDERS' (DEFICIENCY) EQUITY

  (a) Stock Split

     On September 29, 1999, the Company amended and restated its Certificate of Incorporation, resulting in a conversion of all existing shares of Class A common stock into shares of Class B common stock equal to the number of shares representing a 50 to 1 stock split for each share. The number of authorized shares of capital stock was increased to 151 million comprised of 100 million shares of Class A common stock, 50 million shares of Class B common stock and 1 million shares of Preferred Stock, and the par values of both the Class A common stock and Class B common stock were changed from $.01 per share to $.0001 per share. In addition, Class B common stockholders are entitled to 10 votes per share and Class A common stockholders are entitled to one vote per share. Upon transfer or sale of stock by Class B common stockholders to nonaffiliate parties, such shares automatically convert to shares of Class A common stock.

     The accompanying consolidated financial statements have been retroactively restated to reflect these actions.

     The rights of the holders of shares of Class A common stock and Class B common stock are identical except for voting rights and conversion provisions. Holders of each class of common stock are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to the Series A Preferred Stock with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company.

  (b) Initial Public Offering

     On November 2, 1999, the Company closed on its IPO of 25,055,510 shares of Class A common stock, raising net proceeds, including proceeds from the exercise of the over-allotment option granted to the underwriters, of $389.4 million after payment of underwriter commissions. Concurrently with this IPO, the Company sold $235.0 million aggregate principal amount of the 1999 Notes (see note 8).

     In connection with these offerings, in October 1999 the Company amended its employment agreement with its CEO and entered into employment agreements with two other executive officers of the Company [see note 13(b)]. In addition, the CEO repaid a stockholder loan for approximately $1.9 million, plus accrued interest of approximately $0.4 million, in November 1999.

     In connection with the IPO, the Company also granted an aggregate of 100,000 options to non-employee directors, 250,000 options to a former director, and an aggregate of 400,000 options to executives of the Company, in November 1999. These options were granted at an exercise price per share equal to the IPO price per share, with vesting periods ranging from zero to four years.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Stock Option Plans

     In September 1999, the Company adopted an employee incentive stock option plan ("the 1999 ISO Plan") and a nonemployee director stock option plan ("the 1999 NQ Plan"). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of the Company's Board of Directors, and will have a contractual life of five to 10 years from date of grant. Options granted under the 1999 NQ Plan will vest 20 percent upon grant, and 20 percent each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively.

     A summary of the status of the Company's stock option plans, as of September 24, 2000 and September 30, 2001, and changes during the fiscal years then ended, is presented below (in thousands, except per share data):

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                            SHARES      PRICE
                                                            ------    ---------
Outstanding at September 26, 1999.........................     --      $   --
Granted...................................................  1,594       18.69
Exercised.................................................     --          --
Forfeited.................................................    (40)      20.00
                                                            -----
Outstanding at September 24, 2000.........................  1,554      $18.66
                                                            -----
Granted...................................................    480        7.03
Exercised.................................................     --          --
Forfeited.................................................   (234)      19.48
                                                            -----
Outstanding at September 30, 2001.........................  1,800      $15.45
                                                            =====

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2001 (in thousands, except per share data):

                           WEIGHTED-
                            AVERAGE      WEIGHTED-                 WEIGHTED-
 RANGE OF                  REMAINING      AVERAGE                   AVERAGE
 EXERCISE     NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
  PRICES    OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
----------  -----------   ------------   ---------   -----------   ---------
$0 to $5         105          9.20        $ 4.82          25        $ 4.85
$6 to $10        580          9.27          8.59         326          9.28
$11 to $15        --            --            --          --            --
$16 to $20     1,110          8.08         20.00         578         20.00
$21 to $25         5          8.49         24.63           1         24.63
               -----          ----        ------         ---        ------
               1,800          8.53        $15.45         930        $15.84
               =====                                     ===

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at September 24, 2000 and September 30, 2001:

                                                               2000      2001
                                                              -------   -------
Expected life...............................................  5 years   5 years
Dividends...................................................     None      None
Risk-free interest rate.....................................    5.65%     3.94%
Expected volatility.........................................     100%       88%

     Had compensation expense for the Company's plans been determined consistent with FASB Statement No. 123, the Company's net loss applicable to common stockholders and net loss per common share would have been increased to pro forma amounts indicated below (in thousands, except per share data):

                                                            2000       2001
                                                          --------    -------
Net loss applicable to common stockholders:
  As reported...........................................  $(38,978)    (7,588)
  Pro forma.............................................  $(48,745)   (10,740)
Net loss per common share:
  As reported...........................................  $  (0.67)     (0.12)
  Pro forma.............................................  $  (0.84)     (0.17)

(13) COMMITMENTS

  (a) Leases

     The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 24, 2000 and September 30, 2001 is as follows (in thousands):

                                               2000     2001
                                              ------    -----
Building under capital lease................  $1,230    1,230
Less accumulated depreciation...............    (512)    (574)
                                              ------    -----
                                              $  718      656
                                              ======    =====

     The Company leases office space and facilities and certain equipment under operating leases, two of which are with a related party (see note 11), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 2001, future minimum lease payments under such leases are as follows (in thousands):

                                                              CAPITAL    OPERATING
FISCAL YEAR ENDING SEPTEMBER                                   LEASE      LEASES
----------------------------                                  -------    ---------
2002........................................................  $  149       2,234
2003........................................................     149       2,140
2004........................................................     149       1,887
2005........................................................     149       1,652
2006........................................................     149       1,046
Thereafter..................................................     844       4,941
                                                              ------      ------
Total minimum lease payments................................   1,589      13,900
                                                                          ======
  Less executory costs......................................    (437)
                                                              ------
                                                               1,152
  Less interest at 6.25%....................................    (314)
                                                              ------
Present value of minimum lease payments.....................  $  838
                                                              ======

     Total rent expense for the fiscal years ended 1999, 2000 and 2001 amounted to $1.4 million, $1.5 million and $2.8 million, respectively.

     The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2005. The future minimum rental income to be received under these agreements as of September 30, 2001 is as follows (in thousands):

FISCAL YEAR ENDING SEPTEMBER                          AMOUNT
----------------------------                          ------
2002................................................  $  482
2003................................................     365
2004................................................     181
2005................................................     139
2006................................................      64
                                                      ------
                                                      $1,231
                                                      ======

  (b) Employment Agreements

     At September 30, 2001, the Company is committed to employment contracts for certain executives, on-air talent and general managers expiring through 2005. Future payments under such contracts are as follows (in thousands):

FISCAL YEAR ENDING SEPTEMBER                         AMOUNT
----------------------------                         -------
2002...............................................  $ 9,797
2003...............................................    9,055
2004...............................................    6,723
2005...............................................    3,020
2006...............................................      364
                                                     -------
                                                     $28,959
                                                     =======

     Included in the future payments schedule above is a five-year employment agreement with the Company's CEO. The agreement provides for an annual base salary of not less than $1.0 million, and a cash

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

bonus equal to 7.5 percent of the dollar increase in same station broadcast cash flow for any fiscal year, including acquired stations on a pro forma basis. Under the terms of the agreement, the Board of Directors in its sole discretion may increase the CEO's annual base salary and cash bonus. The total cash bonus awarded to the CEO for fiscal 2000 and 2001 was $1.0 million and $0.8 million, respectively, of which $0.2 million and $0.5 million, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of September 24, 2000 and September 30, 2001.

     Certain employees' contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

  (c) 401(k) Profit-Sharing Plan

     In September 1999, the Company adopted a tax-qualified employee savings and retirement plan ("the 401(k) Plan"). The Company can make matching and/or profit sharing contribution to the 401(k) Plan on behalf of all participants at its sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. There were no contributions associated with this plan to date.

(14) CONTINGENCIES

     In connection with the sale of WXLX-AM in fiscal 1998, the Company assigned a lease for a transmitter site which is located on a former landfill which ceased operations in the late 1960s. As part of the sales agreement, the Company retained potential exposure relating to possible environmental liabilities relating to this site. Management is unable to assess the likelihood that any claim for remediation of this site will arise and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

     On September 28, 1999, the Company received notice from the purchaser of KXMG-AM in fiscal 1998 that it would make a claim against the Company for indemnification under the agreement pursuant to which KXMG-AM was sold, for the removal of an underground fuel storage tank located on the site of KXMG-AM's transmitter. The notice did not specify the amount involved in the indemnification claim. The Company does not have sufficient information to assess the potential exposure related to this matter, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

(15) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of SFAS No. 141 immediately. In addition, as a result of the change in fiscal year end (see note
19), the Company is required to adopt the provisions of SFAS

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 142 effective December 31, 2001. Furthermore, any goodwill or any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 requires that upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption of SFAS No.
142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption of SFAS No. 142. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No.
142. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. In addition, any unamortized negative goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $8.3 million, $10.7 million and $15.6 million for the three fiscal years ended 1999, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these FASB statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of the change in fiscal year end (see note 19), the Company is required to adopt SFAS No. 144 on December 31, 2001.

(16) INCOME TAXES

     The components of the provision for income tax expense (benefit) included in the consolidated statements of operations are as follows for the fiscal years ended 1999, 2000 and 2001 (in thousands):

                                                           1999      2000       2001
                                                          ------    -------    ------
Current:
  Federal...............................................  $   15         --       150
  State.................................................     550        250       971
                                                          ------    -------    ------
                                                             565        250     1,121
                                                          ------    -------    ------
Deferred:
  Federal...............................................   4,245      3,795    (2,999)
  State.................................................    (365)       870    (1,638)
                                                          ------    -------    ------
                                                           3,880      4,665    (4,637)
                                                          ------    -------    ------
     Total continuing operations........................   4,445      4,915    (3,516)
Extraordinary items.....................................      --    (11,434)   (1,167)
                                                          ------    -------    ------
     Total income tax expense (benefit).................  $4,445     (6,519)   (4,683)
                                                          ======    =======    ======

     During fiscal 1999, the Company utilized net operating loss carryforwards of approximately $0.2 million. For fiscal 2000 and 2001, no net operating loss carryforwards were utilized.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 24, 2000 and September 30, 2001 is as follows (in thousands):

                                                                2000       2001
                                                              --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 30,222     38,699
  Foreign net operating loss carryforwards..................       820      3,649
  Allowance for doubtful accounts...........................     4,270      4,515
  Unearned revenue..........................................       864        488
  AMT credit................................................       865      1,015
  Other.....................................................        --         44
                                                              --------    -------
     Total gross deferred tax assets........................    37,041     48,410
Less valuation allowance....................................   (17,396)   (17,396)
                                                              --------    -------
     Total net deferred tax assets..........................    19,645     31,014
                                                              --------    -------
Deferred tax liabilities:
  Depreciation and amortization.............................    20,327     25,892
  Intangible assets.........................................    27,704     37,804
                                                              --------    -------
  Total gross deferred tax liabilities......................    48,031     63,696
                                                              --------    -------
     Net deferred tax liability.............................  $(28,386)   (32,682)
                                                              ========    =======

     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent for fiscal years 1999, 2000 and 2001 as a result of the following:

                                                              1999    2000     2001
                                                              ----    -----    -----
Computed "expected" tax expense (benefit)...................  35.0%   (35.0)%  (35.0)%
State income taxes, net of federal income tax benefit.......   5.5%    (4.6)%   (4.8)%
Nondeductible expenses......................................   0.4%     1.0%     2.6%
Other.......................................................   2.7%     0.6%    (1.0)%
                                                              ----    -----    -----
                                                              43.6%   (38.0)%  (38.2)%
                                                              ====    =====    =====

     The valuation allowance for deferred tax assets as of September 24, 2000 and September 30, 2001 was $17,396. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 2001, the Company has domestic net operating loss carryforwards available to offset future taxable income expiring as follows (in thousands):

                                                  NET OPERATING
EXPIRING IN                                           LOSS
SEPTEMBER                                         CARRYFORWARDS
-----------                                       -------------
2007............................................     $ 5,597
2008............................................      12,213
2009............................................      11,445
2010............................................      12,868
2020............................................      33,432
2021............................................      21,414
                                                     -------
                                                     $96,969
                                                     =======

     In addition, at September 30, 2001, the Company has foreign net operating loss carryforwards of approximately $8,900 available to offset future taxable income expiring in September 2007 and 2008.

(17) LITIGATION

     On November 28, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers who acquired shares of Class A Common Stock of the Company pursuant to the registration statement and prospectus (collectively, the "Prospectus") relating to the Company's IPO [see note 12(b)]. The lawsuit was filed against the Company, eight underwriters of the IPO (collectively, the "Underwriters"), and two members of the Company's senior management team, one of which is the Company's Chairman, and an additional director. As of the date of these consolidated financial statements, the complaint had not been served on the Company or any of the individually named defendants.

     The class action complaint alleges violations of the federal securities laws, specifically that the Prospectus contained materially false and misleading statements based on alleged misstatements and/or omissions of material facts relating to underwriting commissions. The complaint also alleges Rule 10b-5 fraud violations by the Underwriters, but not by the Company or the individually named defendants. The Company believes it would have a valid claim against the underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of such lawsuit.

     The Company is a defendant in a number of lawsuits and claims arising in the ordinary course of business, certain of which have been brought by former employees. The Company does not believe the outcome of any litigation, current or pending, would have a material adverse impact on the financial position, results of operations or liquidity.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the fiscal years ended September 24, 2000 and September 30, 2001 (in thousands, except per share data):

                              FIRST QUARTER       SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                            ------------------   -----------------   -----------------   -----------------
                              2000       2001      2000      2001      2000      2001      2000      2001
                            ---------   ------   --------   ------   --------   ------   --------   ------
Net revenue...............  $  28,933   37,314   $ 24,928   25,052   $ 34,811   35,923   $ 33,996   36,035
Net (loss) income before
  extraordinary item......     (1,551)     596      1,523   (4,161)     4,439     (490)     2,134   (1,637)
Extraordinary loss........    (16,865)      --         --       --         --   (1,896)      (286)      --
Net (loss) income.........    (18,416)     596      1,523   (4,161)     4,439   (2,386)     1,848   (1,637)
Dividends on preferred
  stock...................    (28,372)      --         --       --         --       --         --       --
Net (loss) income
  applicable to common
  stockholders............    (46,788)     596      1,523   (4,161)     4,439   (2,386)     1,848   (1,637)
Basic and diluted (loss)
  earnings per share
  before extraordinary
  item....................      (0.58)    0.01       0.03    (0.06)      0.07    (0.01)      0.03    (0.03)
Extraordinary loss per
  share...................      (0.32)      --         --       --         --    (0.03)        --       --
Basic and diluted (loss)
  earnings per share......      (0.90)    0.01       0.03    (0.06)      0.07    (0.04)      0.03    (0.03)

(19) SUBSEQUENT EVENTS

     On November 6, 2001, our Board of Directors approved a resolution to change the Company's fiscal year-end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year. The Company will file a transition report on Form 10-Q covering the transition period from October 1, 2001 through December 30, 2001.

(20) FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

     Certain of the Company's subsidiaries (hereinafter referred to in this paragraph collectively as "Subsidiary Guarantors") have guaranteed the Company's senior notes referred to in note 8 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because
(i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WSMA-FM (formerly WEGM-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries. These

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subsidiaries are non-guarantors of the senior subordinated notes. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

                                                            AS OF SEPTEMBER 24, 2000
                                            ---------------------------------------------------------
                                             PARENT AND
                                             GUARANTOR      NON-GUARANTOR
                                            SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     TOTAL
                                            ------------    -------------    ------------    --------
CONDENSED CONSOLIDATING BALANCE SHEETS
Cash and cash equivalents.................   $  59,237             322              --         59,559
Receivables, net..........................      23,719           1,545              --         25,264
Other current assets......................       3,315             547              --          3,862
                                             ---------        --------         -------       --------
     Current assets.......................      86,271           2,414              --         88,685
Property and equipment, net...............      14,184           7,491              --         21,675
Intangible assets, net....................     121,115         392,243              --        513,358
Deferred financing costs, net.............      10,792               3              --         10,795
Investment in subsidiaries and
  intercompany............................     381,032        (286,340)        (94,692)            --
Other assets..............................         179              (1)             --            178
                                             ---------        --------         -------       --------
     Total assets.........................   $ 613,573         115,810         (94,692)       634,691
                                             =========        ========         =======       ========
Current portion of long-term debt.........   $      54             117              --            171
Accounts payable and accrued expense......      11,624           2,360              --         13,984
Accrued interest..........................      11,033              --              --         11,033
Deferred commitment fee...................       2,159              --              --          2,159
                                             ---------        --------         -------       --------
     Current liabilities..................      24,870           2,477              --         27,347
Long-term debt............................     300,938           3,555              --        304,493
Deferred income taxes.....................       6,186          22,200              --         28,386
                                             ---------        --------         -------       --------
     Total liabilities....................     331,994          28,232              --        360,226
Common stock..............................           6               1              (1)             6
Additional paid-in capital................     392,973          94,691         (94,691)       392,973
Accumulated deficit.......................    (111,400)         (7,114)             --       (118,514)
                                             ---------        --------         -------       --------
     Stockholders' equity.................     281,579          87,578         (94,692)       274,465
     Total liabilities and stockholders'
       equity.............................   $ 613,573         115,810         (94,692)       634,691
                                             =========        ========         =======       ========

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                            AS OF SEPTEMBER 30, 2001
                                            ---------------------------------------------------------
                                             PARENT AND
                                             GUARANTOR      NON-GUARANTOR
                                            SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     TOTAL
                                            ------------    -------------    ------------    --------
CONDENSED CONSOLIDATING BALANCE SHEETS
Cash and cash equivalents.................   $  58,619           1,281              --         59,900
Receivable, net...........................      21,996           1,278              --         23,274
Other current assets......................       1,023             492              --          1,515
                                             ---------        --------         -------       --------
     Current assets.......................      81,638           3,051              --         84,689
Property and equipment, net...............      16,684           8,288              --         24,972
Intangible assets, net....................      36,048         543,859              --        579,907
Deferred financing costs, net.............      10,361              --              --         10,361
Investment in subsidiaries and
  intercompany............................     543,105        (448,413)        (94,692)            --
Other assets..............................         248               1              --            249
                                             ---------        --------         -------       --------
     Total assets.........................   $ 688,084         106,786         (94,692)       700,178
                                             =========        ========         =======       ========
Current portion of long-term debt.........   $     157             130              --            287
Accounts payable and accrued expenses.....      12,994           2,549              --         15,543
Accrued interest..........................      13,618              --              --         13,618
Deferred commitment fee...................       1,457              --              --          1,457
                                             ---------        --------         -------       --------
     Current liabilities..................      28,226           2,679              --         30,905
Long-term debt............................     323,739           3,426              --        327,165
Deferred income taxes.....................      11,056          21,626              --         32,682
                                             ---------        --------         -------       --------
     Total liabilities....................     363,021          27,731              --        390,752
Common stock..............................           6               1              (1)             6
Additional paid-in capital................     435,522          94,691         (94,691)       435,522
Accumulated deficit.......................    (110,465)        (15,637)             --       (126,102)
                                             ---------        --------         -------       --------
     Stockholders' equity.................     325,063          79,055         (94,692)       309,426
                                             ---------        --------         -------       --------
     Total liabilities and stockholders'
       equity.............................   $ 688,084         106,786         (94,692)       700,178
                                             =========        ========         =======       ========

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                    FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                              --------------------------------------------------------
                                               PARENT AND
                                               GUARANTOR      NON-GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     TOTAL
                                              ------------    -------------    ------------    -------
CONDENSED CONSOLIDATING STATEMENT OF
  OPERATIONS
Net broadcasting revenue....................    $113,882           8,786             --        122,668
Station operating expenses..................      48,683           8,872             --         57,555
Corporate expenses..........................      20,730             322           (322)        20,730
Depreciation and amortization...............       2,045          11,081             --         13,126
                                                --------         -------           ----        -------
     Operating income.......................      42,424         (11,489)           322         31,257
Interest expense, net.......................     (16,141)         (3,354)            --        (19,495)
Other income (expense), net.................      (7,957)          7,977           (322)          (302)
Income tax expense (benefit)................       4,860              55             --          4,915
Extraordinary item, net of income taxes.....     (17,151)             --             --        (17,151)
                                                --------         -------           ----        -------
     Net income (loss)......................    $ (3,685)         (6,921)            --        (10,606)
                                                ========         =======           ====        =======

                                                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                              --------------------------------------------------------
                                               PARENT AND
                                               GUARANTOR      NON-GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     TOTAL
                                              ------------    -------------    ------------    -------
CONDENSED CONSOLIDATING STATEMENT OF
  OPERATIONS
Net broadcasting revenue....................    $121,528          12,796             --        134,324
Station operating expenses..................      72,733          11,553             --         84,286
Corporate expenses..........................      10,515             480           (480)        10,515
Depreciation and amortization...............       2,515          16,242             --         18,757
                                                --------         -------           ----        -------
     Operating income.......................      35,765         (15,479)           480         20,766
Interest expense, net.......................     (24,974)         (5,497)            --        (30,471)
Other income (expense), net.................     (10,972)         11,949           (480)           497
Income tax expense (benefit)................      (3,012)           (504)            --         (3,516)
Extraordinary item, net of income taxes.....      (1,896)             --             --         (1,896)
                                                --------         -------           ----        -------
     Net income (loss)......................    $    935          (8,523)            --         (7,588)
                                                ========         =======           ====        =======

                                                  FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                            ---------------------------------------------------------
                                             PARENT AND
                                             GUARANTOR      NON-GUARANTOR
                                            SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     TOTAL
                                            ------------    -------------    ------------    --------
CONDENSED CONSOLIDATING STATEMENT OF CASH
  FLOWS
Cash flows from operating activities......   $  29,953         (1,281)             --          28,672
                                             =========         ======            ====        ========
Cash flows from investing activities......   $(203,059)        (1,991)             --        (205,050)
                                             =========         ======            ====        ========
Cash flows from financing activities......   $ 218,123            839              --         218,962
                                             =========         ======            ====        ========

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                              --------------------------------------------------------
                                               PARENT AND
                                               GUARANTOR      NON-GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     TOTAL
                                              ------------    -------------    ------------    -------
CONDENSED CONSOLIDATING STATEMENT OF CASH
  FLOWS
Cash flows from operating activities........    $ 14,801          2,222              --         17,023
                                                ========         ======            ====        =======
Cash flows from investing activities........    $(33,552)        (1,629)             --        (35,181)
                                                ========         ======            ====        =======
Cash flows from financing activities........    $ 18,614           (115)             --         18,499
                                                ========         ======            ====        =======

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

       FINANCIAL STATEMENT SCHEDULE -- VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED SEPTEMBER 26, 1999, SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                    COLUMN B                                                  COLUMN E
                                     BALANCE     CHARGED TO    CHARGED TO                      BALANCE
COLUMN A                            BEGINNING     COST AND       OTHER         COLUMN D        AT END
DESCRIPTION                         OF PERIOD     EXPENSE       ACCOUNTS     DEDUCTIONS(1)    OF PERIOD
-----------                         ---------    ----------    ----------    -------------    ---------
Fiscal year 1999:
  Allowance for doubtful
     accounts.....................   $7,770        1,670            --           3,074          6,366
Fiscal year 2000:
  Allowance for doubtful
     accounts.....................   $6,366        4,077            --           2,361          8,082
Fiscal year 2001:
  Allowance for doubtful
     accounts.....................   $8,082        4,587            --           2,849          9,820

---------------
(1) Write-offs, net of recoveries.

     (a)  3. Exhibits

 3.1   --   Third Amended and Restated Certificate of Incorporation of
            the Company, dated September 29, 1999 (incorporated by
            reference to the Company's 1999 Registration Statement on
            Form S-1 (Commission File No. 333-85499) (the "1999
            Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on
            Form 8-K, dated March 25, 1996 (the "1996 Current Report")).
 3.2   --   Certificate of Amendment to the Third Amended and Restated
            Certificate of Incorporation of the Company, dated September
            29, 1999 (incorporated by reference to the Company's 1999
            Registration Statement).
 3.3   --   Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).
 4.1   --   Article V of the Third Amended and Restated Certificate of
            Incorporation of the Company, dated September 29, 1999
            (incorporated by reference to the Company's 1999
            Registration Statement) (see Exhibit 3.1).
 4.2   --   Certificate of Designation filed as Exhibit A to the Third
            Amended and Restated Certificate of Incorporation of the
            Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit
            3.1).
 4.3   --   Indenture dated June 29, 1994 among the Company, IBJ
            Schroder Bank & Trust Company, as Trustee, the Guarantors
            named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994
            Registration Statement on Form S-4, the "1994 Registration
            Statement").
 4.4   --   First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.5   --   Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.6   --   Supplemental Indenture dated as of October 21, 1999 to the
            Indenture dated as of June 29, 1994 among the Company, the
            Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the
            Company's 1999 Registration Statement).
 4.7   --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated
            November 2, 1999 (incorporated by reference to the Current
            Report on Form 8-K dated November 2, 1999 (the "1999 Current
            Report")).
 4.8   --   Form of stock certificate for the Class A common stock of
            the Company (incorporated by reference to the Company's 1999
            Registration Statement).
 4.9   --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8,
            2001 (incorporated by reference to the Company's
            Registration Statement on Form S-3, filed on June 25, 2001
            (the "2001 Form S-3")).
10.1   --   Warrant Agreement dated as of March 15, 1997 among the
            Company and IBJ Schroder Bank & Trust Company, as Warrant
            Agent (incorporated by reference to the 1996 Current
            Report).
10.2   --   National Radio Sales Representation Agreement dated as of
            February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current
            Report).
10.3   --   Common Stock Registration Rights and Stockholders Agreement
            dated as of June 29, 1994 among the Company, certain
            Management Stockholders named therein (incorporated by
            reference to the 1994 Registration Statement).
10.4   --   Amended and Restated Employment Agreement dated as of
            October 25, 1999, by and between the Company and Raul
            Alarcon, Jr. (incorporated by reference to the 1999
            Registration Statement).

    10.5   --         Employment Agreement dated February 5, 1997 between Carey Davis and the Company (incorporated by reference to the 1999 Registration Statement).
    10.6   --         Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. Garcia
                      (incorporated by reference to the 1999 Registration Statement).
    10.7   --         Employment Agreement dated as of October 25, 1999, by and between the Company and Luis Diaz-Albertini
                      (incorporated by reference to the 1999 Registration Statement).
    10.8   --         Employment Agreement, dated April 1, 1999, between Spanish Broadcasting System of Greater Miami, Inc. and
                      Jesus Salas (incorporated by reference to the 1999 Registration Statement).
    10.9   --         Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC
                      (incorporated by reference to the Current Report).
    10.10  --         1994 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 of the 1994 Registration
                      Statement).
    10.11  --         Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-J (incorporated by reference to the 1996 Current Report).
    10.12  --         Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ
                      (incorporated by reference to the 1996 Current Report).
    10.13  --         Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
    10.14  --         Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
    10.15  --         Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State
                      Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the
                      1994 Registration Statement).
    10.16  --         Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr., Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
    10.17  --         Indenture dated October 12, 1988 between Alarcon Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY (incorporated by reference to Exhibit 10.32 of the 1994 Registration
                      Statement).
    10.18  --         Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New
                      Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996
                      Current Report).
    10.19  --         Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New
                      Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc.,
                      Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit
                      10.62 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).
    10.20  --         Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California,
                      Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One
                      Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, dated
                      January 21, 1999 (Commission File No. 333-29449)).
    10.21  --         Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raul Alarcon, Jr.
                      ("Landlord") and Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's
                      1998 Annual Report on Form 10-K).

    10.22  --         Indemnification Agreement with Raul Alarcon, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
    10.23  --         Indemnification Agreement with Roman Martinez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
    10.24  --         Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
    10.25  --         Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the 1999 Registration
                      Statement).
    10.26  --         Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the 1999 Registration Statement).
    10.27  --         Form of Option Grant not under Stock Option Plans (incorporated by reference to the 1999 Registration
                      Statement).
    10.28  --         Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
    10.29  --         Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and the Company (incorporated by reference to
                      Exhibit 10.2 of the Company's Amended Quarterly Report on Form 10-Q/A filed on August 11, 2000).
    10.30  --         Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio,
                      Inc., a Delaware corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's
                      Quarterly Report on Form 10-Q, dated August 9, 2000).
    10.31  --         Credit Agreement, dated as of July 6, 2000, among the Company, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper,
                      Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company's 2000 Annual
                      Report on Form 10-K (the "2000 Form 10-K")).
    10.32  --         Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000
                      (incorporated by reference to Exhibit 10.45 of the 2000 Form 10-K).
    10.33  --         Employment Agreement dated December 7, 2000, between Joseph Garcia and the Company (incorporated by reference to Exhibit 10.46 of the 2000 Form 10-K).
    10.34  --         Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the 2000 Form 10-K).
    10.35  --         Employment Agreement dated February 16, 2000, between Juan A. Garcia and the Company (incorporated by reference to Exhibit 10.48 of the 2000 Form 10-K).
    10.36  --         Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya
                      Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the 2000 Form 10-K).
    10.37  --         Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000
                      (incorporated by reference to Exhibit 10.50 of the 2000 Form 10-K).
    10.38  --         First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000
                      (incorporated by reference to Exhibit 10.51 of the 2000 Form 10-K).
    10.39  --         Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the
                      Foursquare Gospel and the Company (incorporated by reference to Exhibit 10.52 of the 2000 Form 10-K).

    10.40  --         Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the
                      FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
                      Report on Form 10-Q filed on May 9, 2001 ("5/9/01 Quarterly Report")).
    10.41  --         Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare
                      Gospel and the Company (incorporated by reference to Exhibit 10.3 of the 5/9/01 Quarterly Report).
    10.42  --         93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System
                      Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit
                      10.4 of the 5/9/01 Quarterly Report).
    10.43  --         Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and
                      SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the 5/9/01 Quarterly Report).
    10.44  --         First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the 5/9/01 Quarterly Report).
    10.45  --         Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8%
                      Senior Subordinated Notes due 2009 (incorporated by reference to the 2001 Form S-3).
    10.46  --         Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the 2001 Form S-3).
    10.47  --         Indemnification Agreement with Castor Fernandez dated as of August 9, 2001.
    10.48  --         Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001.
    10.49  --         Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. Garcia.
    10.50  --         Stock Option Agreement dated as of October 29, 2001 between the Company and Castor Fernandez.
    10.51  --         Form of Stock Option Agreement dated as of October 29, 2001 between the Company and Carl Parmer.
    21.1   --         List of Subsidiaries of the Company.

     (b)  Reports on Form 8-K

     We did not file any current reports on Form 8-K during the last quarter of fiscal year 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December, 2001.

                                          SPANISH BROADCASTING SYSTEM, INC.

                                          By:     /s/ RAUL ALARCON, JR.
                                            ------------------------------------
                                          Name:   Raul Alarcon, Jr.
                                          Title:  Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of December, 2001.

                       SIGNATURE
                       ---------

/s/ RAUL ALARCON, JR.                                     Chairman of the Board of Directors, Chief
--------------------------------------------------------  Executive Officer and President (principal
Raul Alarcon, Jr.                                         executive officer)

/s/ JOSEPH A. GARCIA                                      Executive Vice President, Chief Financial
--------------------------------------------------------  Officer and Secretary (principal financial
Joseph A. Garcia                                          and accounting officer)

/s/ PABLO RAUL ALARCON, SR.                               Director
--------------------------------------------------------
Pablo Raul Alarcon, Sr.

/s/ JOSE GRIMALT                                          Director
--------------------------------------------------------
Jose Grimalt

/s/ JASON L. SHRINSKY                                     Director
--------------------------------------------------------
Jason L. Shrinsky

/s/ CASTOR FERNANDEZ                                      Director
--------------------------------------------------------
Castor Fernandez

/s/ CARL PARMER                                           Director
--------------------------------------------------------
Carl Parmer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the additional registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December, 2001.

                                          EACH OF THE ADDITIONAL
                                          REGISTRANTS LISTED
                                          ON THE TABLE OF
                                          ADDITIONAL REGISTRANTS

                                          By:     /s/ RAUL ALARCON, JR.
                                          --------------------------------------
                                          Name:   Raul Alarcon, Jr.
                                          Title:  Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of each additional registrant in the capacities indicated on the 28th day of December, 2001.

                       SIGNATURE
                       ---------

/s/ RAUL ALARCON, JR.                                     Chairman of the Board of Directors, Chief
--------------------------------------------------------  Executive Officer and President (principal
Raul Alarcon, Jr.                                         executive officer)

/s/ JOSEPH A. GARCIA                                      Executive Vice President, Chief Financial
--------------------------------------------------------  Officer and Secretary (principal financial
Joseph A. Garcia                                          and accounting officer), and a director

                                 EXHIBIT INDEX

 3.1   --   Third Amended and Restated Certificate of Incorporation of
            the Company, dated September 29, 1999 (incorporated by
            reference to the Company's 1999 Registration Statement on
            Form S-1 (Commission File No. 333-85499) (the "1999
            Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on
            Form 8-K, dated March 25, 1996 (the "1996 Current Report")).
 3.2   --   Certificate of Amendment to the Third Amended and Restated
            Certificate of Incorporation of the Company, dated September
            29, 1999 (incorporated by reference to the Company's 1999
            Registration Statement).
 3.3   --   Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).
 4.1   --   Article V of the Third Amended and Restated Certificate of
            Incorporation of the Company, dated September 29, 1999
            (incorporated by reference to the Company's 1999
            Registration Statement) (see Exhibit 3.1).
 4.2   --   Certificate of Designation filed as Exhibit A to the Third
            Amended and Restated Certificate of Incorporation of the
            Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit
            3.1).
 4.3   --   Indenture dated June 29, 1994 among the Company, IBJ
            Schroder Bank & Trust Company, as Trustee, the Guarantors
            named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994
            Registration Statement on Form S-4, the "1994 Registration
            Statement").
 4.4   --   First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.5   --   Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.6   --   Supplemental Indenture dated as of October 21, 1999 to the
            Indenture dated as of June 29, 1994 among the Company, the
            Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the
            Company's 1999 Registration Statement).
 4.7   --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated
            November 2, 1999 (incorporated by reference to the Current
            Report on Form 8-K dated November 2, 1999 (the "1999 Current
            Report")).
 4.8   --   Form of stock certificate for the Class A common stock of
            the Company (incorporated by reference to the Company's 1999
            Registration Statement).
 4.9   --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8,
            2001 (incorporated by reference to the Company's
            Registration Statement on Form S-3, filed on June 25, 2001
            (the "2001 Form S-3")).
10.1   --   Warrant Agreement dated as of March 15, 1997 among the
            Company and IBJ Schroder Bank & Trust Company, as Warrant
            Agent (incorporated by reference to the 1996 Current
            Report).
10.2   --   National Radio Sales Representation Agreement dated as of
            February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current
            Report).
10.3   --   Common Stock Registration Rights and Stockholders Agreement
            dated as of June 29, 1994 among the Company, certain
            Management Stockholders named therein (incorporated by
            reference to the 1994 Registration Statement).
10.4   --   Amended and Restated Employment Agreement dated as of
            October 25, 1999, by and between the Company and Raul
            Alarcon, Jr. (incorporated by reference to the 1999
            Registration Statement).

    10.5   --         Employment Agreement dated February 5, 1997 between Carey Davis and the Company (incorporated by reference to the 1999 Registration Statement).
    10.6   --         Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. Garcia
                      (incorporated by reference to the 1999 Registration Statement).
    10.7   --         Employment Agreement dated as of October 25, 1999, by and between the Company and Luis Diaz-Albertini
                      (incorporated by reference to the 1999 Registration Statement).
    10.8   --         Employment Agreement, dated April 1, 1999, between Spanish Broadcasting System of Greater Miami, Inc. and
                      Jesus Salas (incorporated by reference to the 1999 Registration Statement).
    10.9   --         Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC
                      (incorporated by reference to the Current Report).
    10.10  --         1994 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 of the 1994 Registration
                      Statement).
    10.11  --         Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-J (incorporated by reference to the 1996 Current Report).
    10.12  --         Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ
                      (incorporated by reference to the 1996 Current Report).
    10.13  --         Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
    10.14  --         Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
    10.15  --         Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State
                      Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the
                      1994 Registration Statement).
    10.16  --         Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr., Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
    10.17  --         Indenture dated October 12, 1988 between Alarcon Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY (incorporated by reference to Exhibit 10.32 of the 1994 Registration
                      Statement).
    10.18  --         Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New
                      Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996
                      Current Report).
    10.19  --         Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New
                      Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc.,
                      Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit
                      10.62 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).
    10.20  --         Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California,
                      Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One
                      Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, dated
                      January 21, 1999 (Commission File No. 333-29449)).
    10.21  --         Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raul Alarcon, Jr.
                      ("Landlord") and Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's
                      1998 Annual Report on Form 10-K).

    10.22  --         Indemnification Agreement with Raul Alarcon, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
    10.23  --         Indemnification Agreement with Roman Martinez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
    10.24  --         Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
    10.25  --         Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the 1999 Registration
                      Statement).
    10.26  --         Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the 1999 Registration Statement).
    10.27  --         Form of Option Grant not under Stock Option Plans (incorporated by reference to the 1999 Registration
                      Statement).
    10.28  --         Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
    10.29  --         Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and the Company (incorporated by reference to
                      Exhibit 10.2 of the Company's Amended Quarterly Report on Form 10-Q/A filed on August 11, 2000).
    10.30  --         Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio,
                      Inc., a Delaware corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's
                      Quarterly Report on Form 10-Q, dated August 9, 2000).
    10.31  --         Credit Agreement, dated as of July 6, 2000, among the Company, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper,
                      Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company's 2000 Annual
                      Report on Form 10-K (the "2000 Form 10-K")).
    10.32  --         Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000
                      (incorporated by reference to Exhibit 10.45 of the 2000 Form 10-K).
    10.33  --         Employment Agreement dated December 7, 2000, between Joseph Garcia and the Company (incorporated by reference to Exhibit 10.46 of the 2000 Form 10-K).
    10.34  --         Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the 2000 Form 10-K).
    10.35  --         Employment Agreement dated February 16, 2000, between Juan A. Garcia and the Company (incorporated by reference to Exhibit 10.48 of the 2000 Form 10-K).
    10.36  --         Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya
                      Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the 2000 Form 10-K).
    10.37  --         Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000
                      (incorporated by reference to Exhibit 10.50 of the 2000 Form 10-K).
    10.38  --         First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000
                      (incorporated by reference to Exhibit 10.51 of the 2000 Form 10-K).
    10.39  --         Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the
                      Foursquare Gospel and the Company (incorporated by reference to Exhibit 10.52 of the 2000 Form 10-K).

    10.40  --         Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the
                      FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
                      Report on Form 10-Q filed on May 9, 2001 ("5/9/01 Quarterly Report")).
    10.41  --         Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare
                      Gospel and the Company (incorporated by reference to Exhibit 10.3 of the 5/9/01 Quarterly Report).
    10.42  --         93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System
                      Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit
                      10.4 of the 5/9/01 Quarterly Report).
    10.43  --         Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and
                      SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the 5/9/01 Quarterly Report).
    10.44  --         First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the 5/9/01 Quarterly Report).
    10.45  --         Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8%
                      Senior Subordinated Notes due 2009 (incorporated by reference to the 2001 Form S-3).
    10.46  --         Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the 2001 Form S-3).
    10.47  --         Indemnification Agreement with Castor Fernandez dated as of August 9, 2001.
    10.48  --         Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001.
    10.49  --         Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. Garcia.
    10.50  --         Stock Option Agreement dated as of October 29, 2001 between the Company and Castor Fernandez.
    10.51  --         Form of Stock Option Agreement dated as of October 29, 2001 between the Company and Carl Parmer.
    21.1   --         List of Subsidiaries of the Company.