Form 10-K/A
period 2001-09-30
SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM SAN FRANCISCO INC; SPANISH BROADCASTING SYSTEM SOUTHWEST INC; SPANISH BROADCASTING SYSTEM FINANCE CORP; SPANISH BROADCASTING SYSTEM OF PUERTO RICO INC /PR/; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC
filed 2002-02-06
CIK 927721, 927723, 927726, 927722, 927720, 1157666, 1157665, 1121554, 1096342, 1096128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                      PRIMARY STANDARD
                                                    STATE OR OTHER       INDUSTRIAL      I.R.S. EMPLOYER
                                                    JURISDICTION OF    CLASSIFICATION    IDENTIFICATION
NAME                                                 INCORPORATION         NUMBER            NUMBER
----                                                ---------------   ----------------   ---------------
Spanish Broadcasting System of California,
  Inc. ...........................................   California             4832           92-3952357
Spanish Broadcasting System Network, Inc. ........    New York              4899           13-3511101
SBS Promotions, Inc. .............................    New York              7999           13-3456128
SBS Funding, Inc. ................................    Delaware              4832           52-2176317
Alarcon Holdings, Inc. ...........................    New York              6512           13-3475833
SBS of Greater New York, Inc. ....................    New York              4832           13-3888732
Spanish Broadcasting System of Florida, Inc. .....     Florida              4832           58-1700848
Spanish Broadcasting System of Greater Miami,
  Inc. ...........................................    Delaware              4832           65-0774450
Spanish Broadcasting System of Puerto Rico,
  Inc. ...........................................    Delaware              4832           52-2139546
Spanish Broadcasting System, Inc. ................   New Jersey             4832           13-3181941
Spanish Broadcasting System of Illinois, Inc. ....    Delaware              4832           36-4174296
Spanish Broadcasting System of San Antonio,
  Inc. ...........................................    Delaware              4832           65-0820776
Spanish Broadcasting System Finance Corporation...    Delaware              4832           65-1081341
Spanish Broadcasting System SouthWest, Inc. ......    Delaware              4832           75-2130336
Spanish Broadcasting System - San Francisco,
  Inc. ...........................................    Delaware              4832           94-3405231
Spanish Broadcasting System of Puerto Rico,
  Inc. ...........................................   Puerto Rico            4832           66-0564244

     The registrant, Spanish Broadcasting System, Inc., together with its subsidiaries listed in the Table of Additional Registrants, hereby amends its Annual Report on Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission on December 31, 2001, by making the following change:

Item 12 is hereby deleted in its entirety and replaced with the following:

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

                                        CLASS A SHARES           CLASS B SHARES
                                    ----------------------   -----------------------   PERCENT OF   PERCENT OF
                                                PERCENT OF                PERCENT OF     TOTAL        TOTAL
                                    NUMBER OF    CLASS A     NUMBER OF     CLASS B      ECONOMIC      VOTING
NAME AND ADDRESS(1)(2)               SHARES       SHARES       SHARES       SHARES      INTEREST      POWER
----------------------              ---------   ----------   ----------   ----------   ----------   ----------
Raul Alarcon, Jr.(3)..............    300,000          *     26,156,750      94.1%        40.7%        83.1%
Pablo Raul Alarcon, Sr.(4)........         --         --      1,070,000       3.8%         1.7%         3.4%
Jose Grimalt......................         --         --        501,650       1.8%           *          1.6%
Joseph A. Garcia(5)...............    200,000          *             --        --            *            *
William B. Tanner(6)..............    160,701          *             --        --            *            *
Luis Diaz-Albertini...............     13,520          *             --        --            *            *
Jason L. Shrinsky(7)..............     45,000          *             --        --            *            *
Castor Fernandez(8)...............     10,000          *             --        --            *            *
Carl Parmer(9)....................     81,100          *             --        --            *            *
All named executive officers and
  directors as a group(10)........    810,321        2.2%    27,728,400      99.8%        43.7%        88.1%
Dimensional Fund Advisors
  Inc.(11)........................  2,499,600        6.8%            --        --          3.9%           *
TCW Group, Inc.(12)...............  4,509,188       12.2%            --        --          7.0%         1.4%
The Marcos and Sonya Rodriguez
  Family Trust(13)................  2,958,844        8.0%            --        --          4.6%           *
James L. Anderson(14).............  3,445,586        9.3%            --        --          5.3%         1.1%

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

 (3) Includes 300,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days after December 26, 2001.

 (4) Mr. Pablo Raul Alarcon, Sr.'s shares are held in a Flint Trust with Mr. Alarcon, Sr. as sole beneficiary.

 (5) Includes 190,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days after December 26, 2001.

 (6) Shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days after December 26, 2001.

 (7) Includes 30,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days after December 26, 2001. Mr. Shrinsky holds these options for the benefit of his law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A common stock with his spouse.

 (8) Shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days after December 26, 2001.

 (9) Represents 71,100 shares owned indirectly through Henry Carlson Parmer, Jr. Living Trust and 10,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days after December 26, 2001.

(10) Includes 700,701 shares of Class A common stock issuable upon the exercise of options that the holders have the right to exercise within sixty days after December 26, 2001.

(11) The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(12) The address of the TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA 90017. Societe Generale S.A. ("SG"), a company incorporated under the laws of France, may be deemed to control the TCW Group, Inc. SG disclaims beneficial ownership of the shares owned by the TCW Group, Inc.

(13) The address of The Marcos and Sonya Rodriguez Family Trust (the "Trust") is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247. James Anderson is the trustee of the Trust and is also listed in this table as a beneficial owner of these shares.

(14) The address of James L. Anderson is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247. James L. Anderson has sole voting power and sole dispositive power with respect to 2,961,494 shares and shared voting power with respect to 484,092 shares.

      The Marcos and Sonya Rodriguez Family Trust has the right to receive dividends relating to and the proceeds from the sale of 2,958,844 shares of our Class A common stock for which Mr. Anderson has sole voting and dispositive power resulting from his serving as the trustee of such trust.

      A company of which Mr. Anderson is president has the right to receive dividends relating to and the proceeds from the sale of 484,092 shares of our Class A common stock for which Mr. Anderson has shared voting power.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf and on behalf of the additional registrants by the undersigned, thereunto duly authorized, on the 5th day of February 2002.

                                          Spanish Broadcasting System, Inc.
                                          and each of the additional
                                          registrants listed in the Table
                                          of Additional Registrants

                                          By: /s/ JOSEPH A. GARCIA
                                            ------------------------------------
                                          Name: Joseph A. Garcia
                                          Title:   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Secretary