Form 10-Q
period 2002-09-29
SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM NETWORK INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM SAN FRANCISCO INC; SPANISH BROADCASTING SYSTEM SOUTHWEST INC; SPANISH BROADCASTING SYSTEM FINANCE CORP; SPANISH BROADCASTING SYSTEM OF PUERTO RICO INC /PR/; SBS FUNDING INC
filed 2002-11-14
CIK 927721, 927726, 927723, 927722, 927720, 1157666, 1157665, 1121554, 1096342, 1096130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 33-82114

Spanish Broadcasting System, Inc.

(Exact name of registrant as specified in its charter)

SEE TABLE OF ADDITIONAL REGISTRANTS

Delaware	13-3827791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2601 South Bayshore Drive, PH II Coconut Grove, Florida 33133 (Address of principal executive offices)(Zip code)

(305) 441-6901

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2002, 37,067,655 shares of Class A common stock, par value $.0001 per share, and 27,605,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

INDEX
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements -- Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Stock Option Agreement - William B. Tanner
Stock Option Agreement - Raul Alarcon, Jr.
Certification of CEO
Certification of CFO

TABLE OF ADDITIONAL REGISTRANTS

		Primary
		Standard
	State or Other	Industrial	I.R.S. Employer
	Jurisdiction of	Classification	Identification
Name	Incorporation	Number	Number

Spanish Broadcasting System of California, Inc.	California	4832	92-3952357
Spanish Broadcasting System Network, Inc.	New York	7380	13-3511101
SBS Promotions, Inc.	New York	7380	13-3456128
SBS Funding, Inc.	Delaware	6199	52-2176317
Alarcon Holdings, Inc.	New York	6512	13-3475833
SBS of Greater New York, Inc.	New York	4832	13-3888732
Spanish Broadcasting System of Florida, Inc.	Florida	4832	58-1700848
Spanish Broadcasting System of Greater Miami, Inc.	Delaware	4832	65-0774450
Spanish Broadcasting System of Puerto Rico, Inc.	Delaware	4832	52-2139546
Spanish Broadcasting System, Inc.	New Jersey	4832	13-3181941
Spanish Broadcasting System of Illinois, Inc.	Delaware	4832	36-4174296
Spanish Broadcasting System of San Antonio, Inc.	Delaware	4832	65-0820776
Spanish Broadcasting System Finance Corporation	Delaware	6199	65-1081341
Spanish Broadcasting System SouthWest, Inc.	Delaware	4832	75-2130336
Spanish Broadcasting System — San Francisco, Inc.	Delaware	4832	94-3405231
Spanish Broadcasting System of Puerto Rico, Inc.	Puerto Rico	4832	66-0564244

SPANISH BROADCASTING SYSTEM, INC.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30,	September 29,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$51,640	80,818
Net receivables	23,388	24,939
Other current assets	1,706	1,287
Assets held for sale	41,113	—

Total current assets	117,847	107,044
Property and equipment, net	23,424	24,181
Intangible assets, net	535,511	502,590
Deferred financing costs, net	10,040	9,079
Other assets	256	204

Total assets	$687,078	643,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
12 1/2% senior unsecured notes	$100	—
Current portion of other long-term debt	191	204
Accounts payable and accrued expenses	13,765	16,902
Accrued interest	5,316	13,464
Deferred commitment fee	1,282	756

Total current liabilities	20,654	31,326

9 5/8% senior subordinated notes, net	323,184	323,900
Other long-term debt, less current portion	4,156	4,002
Deferred income taxes	30,885	54,392

Stockholders’ equity:
Class A common stock, $.0001 par value. Authorized 100,000,000 shares; 36,862,705 shares issued and outstanding at December 30, 2001; 37,067,655 shares issued and outstanding at September 29, 2002	3	3
Class B common stock, $.0001 par value. Authorized 50,000,000 shares; 27,795,500 shares issued and outstanding at December 30, 2001; 27,605,150 shares issued and outstanding at September 29, 2002	3	3
Additional paid-in capital	435,522	444,545
Accumulated deficit	(127,329)	(215,073)

Total stockholders’ equity	308,199	229,478

Total liabilities and stockholders’ equity	$687,078	643,098

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002

Gross revenue	$39,647	41,463	106,867	118,607
Less agency commissions	4,625	5,226	12,527	14,085

Net revenue	35,022	36,237	94,340	104,522

Operating expenses:
Engineering	960	908	2,525	2,767
Programming	4,725	5,542	13,314	15,670
Selling	11,243	9,988	31,432	32,646
General and administrative	3,854	3,428	12,318	10,406
Corporate expenses	3,025	3,609	8,004	9,559
Depreciation and amortization	4,938	749	13,402	2,201

	28,745	24,224	80,995	73,249

Operating income from continuing operations	6,277	12,013	13,345	31,273
Other (income) expenses:
Interest expense, net	8,977	8,569	23,102	25,757
Other, net	20	66	(260)	(200)

(Loss) income from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	(2,720)	3,378	(9,497)	5,716
Income tax (benefit) expense	(1,104)	5,264	(3,665)	49,919

Loss from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	(1,616)	(1,886)	(5,832)	(44,203)

Discontinued operations:
Loss from operations of discontinued station KTCY-FM, net of tax	(21)	(21)	(456)	(67)
Gain on the sale of KTCY-FM, net of tax	—	1,814	—	1,814

(Loss) income on discontinued operations, net of tax	(21)	1,793	(456)	1,747

Extraordinary item, net of tax	—	—	(1,896)	—
Cumulative effect of a change in accounting principle for intangible assets, net of tax	—	—	—	(45,288)

Net loss	$(1,637)	(93)	(8,184)	(87,744)

Net loss per common share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle:
Basic and Diluted	$(0.03)	(0.03)	(0.09)	(0.69)
Net (loss) income per common share for discontinued operations
Basic and Diluted	$—	0.03	(0.01)	0.03
Net loss per common share for extraordinary item, net of tax
Basic and Diluted	$—	—	(0.03)	—
Net loss per common share attributed to a cumulative effect of a change in accounting principle, net of tax:
Basic and Diluted	$—	—	—	(0.70)

Net loss per common share:
Basic and Diluted	$(0.03)	—	(0.13)	(1.36)

Weighted-average common shares outstanding:
Basic and Diluted	64,658	64,673	64,658	64,669

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2001	September 29, 2002

Cash flows from operating activities:
Net loss	$(8,184)	(87,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	456	(1,747)
Loss on early extinguishment of debt	3,063	—
Cumulative effect of a change in accounting principle for intangible assets	—	75,480
Loss on disposal of assets	19	22
Depreciation and amortization	13,402	2,201
Provision for (reduction of) doubtful accounts	2,047	(820)
Amortization of debt discount	290	716
Amortization of deferred financing costs	1,024	961
Deferred income taxes	(5,922)	19,030
Decrease in deferred commitment fee	(526)	(526)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	285	(1,231)
Decrease in other current assets	1,133	413
Decrease in other assets	88	52
Increase in accounts payable and accrued expenses	921	2,701
Increase in accrued interest	9,787	8,148

Net cash provided by continuing operations	17,883	17,656
Net cash provided by discontinued operations	642	1,239

Net cash provided by operating activities	18,525	18,895

Cash flows from investing activities:
Proceeds from the sale of radio station, net of closing costs	—	34,534
Advances on purchase price of radio station	(21,076)	(21,221)
Additions to property and equipment	(2,823)	(2,887)
Additions to property and equipment of discontinued operations	(1,003)	(3)

Net cash (used in) provided by investing activities	(24,902)	10,423

Cash flows from financing activities:
Retirement of senior credit facilities	(65,000)	—
Proceeds from senior subordinated notes	84,039	—
Increase in deferred financing costs	(365)	—
Proceeds from Class A stock options exercised	—	101
Repayment of other long-term debt	(130)	(241)

Net cash provided by (used in) financing activities	18,544	(140)

Net increase in cash and cash equivalents	12,167	29,178
Cash and cash equivalents at beginning of period	47,733	51,640

Cash and cash equivalents at end of period	$59,900	80,818

Supplemental cash flow information:
Interest paid	$14,564	16,427

Income taxes paid (received)	$(147)	(14)

Non-cash financing and investing activities:
Issuance of warrants towards the acquisition of a radio station	$—	8,922

Discount on senior notes	$12,331	—

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2002

1.	Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 30, 2001 and September 29, 2002, and for the three- and nine-month periods ended September 30, 2001 and September 29, 2002 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2001 included in the Company’s fiscal year 2001 Annual Report on Form 10-K.

      The Company reports revenue and expenses on a broadcast calendar basis. “Broadcast calendar basis” means a period ending on the last Sunday of each reporting period. The Company changed its fiscal year end from the last Sunday in September to the last Sunday in December. As a result, the quarter ended December 30, 2001 represented a transitional reporting period.

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 29, 2002 are not necessarily indicative of the results for a full year.

2.     Financial Information for Guarantor and Non-Guarantor Subsidiaries

      Certain of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”) have guaranteed the Company’s 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the Federal Communications Commission (“FCC”) licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WZET-FM (formerly WSMA-FM and prior to that, WEGM-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries and/or non-guarantor subsidiaries. All of the special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	As of December 30, 2001

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING BALANCE SHEET
Cash and cash equivalents	$48,741	2,899	—	51,640
Net receivables	21,885	1,503	—	23,388
Other current assets	1,186	520	—	1,706
Assets held for sale	693	40,420	—	41,113

Total current assets	72,505	45,342	—	117,847
Property and equipment, net	15,489	7,935	—	23,424
Intangible assets, net	35,992	499,519	—	535,511
Deferred financing costs, net	10,040	—	—	10,040
Investment in subsidiaries and intercompany	524,623	(447,851)	(76,772)	—
Other assets	255	1	—	256

Total assets	$658,904	104,946	(76,772)	687,078

Current portion of long-term debt	$159	132	—	291
Accounts payable and accrued expenses	11,735	2,030	—	13,765
Accrued interest	5,315	1	—	5,316
Deferred commitment fee	1,282	—	—	1,282

Total current liabilities	18,491	2,163	—	20,654
Long-term debt	323,949	3,391	—	327,340
Deferred income taxes	8,265	22,620	—	30,885

Total liabilities	350,705	28,174	—	378,879

Common stock	6	1	(1)	6
Additional paid-in capital	435,522	94,691	(94,691)	435,522
Accumulated deficit	(127,329)	(17,920)	17,920	(127,329)

Total stockholders’ equity	308,199	76,772	(76,772)	308,199

Total liabilities and stockholders’ equity	$658,904	104,946	(76,772)	687,078

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	As of September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING BALANCE SHEET
Cash and cash equivalents	$77,979	2,839	—	80,818
Net receivables	23,290	1,649	—	24,939
Other current assets	898	389	—	1,287

Total current assets	102,167	4,877	—	107,044
Property and equipment, net	16,676	7,505	—	24,181
Intangible assets, net	66,135	436,455	—	502,590
Deferred financing costs, net	9,079	—	—	9,079
Investment in subsidiaries and intercompany	430,211	(370,995)	(59,216)	—
Other assets	203	1	—	204

Total assets	$624,471	77,843	(59,216)	643,098

Current portion of long-term debt	$61	143	—	204
Accounts payable and accrued expenses	14,378	2,524	—	16,902
Accrued interest	13,464	—	—	13,464
Deferred commitment fee	756	—	—	756

Total current liabilities	28,659	2,667	—	31,326
Long-term debt	324,619	3,283	—	327,902
Deferred income taxes	41,715	12,677	—	54,392

Total liabilities	394,993	18,627	—	413,620

Common stock	6	1	(1)	6
Additional paid-in capital	444,545	94,691	(94,691)	444,545
Accumulated deficit	(215,073)	(35,476)	35,476	(215,073)

Total stockholders’ equity	229,478	59,216	(59,216)	229,478

Total liabilities and stockholders’ equity	$624,471	77,843	(59,216)	643,098

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30, 2001

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Net revenue	$31,796	3,226	—	35,022
Station operating expenses	18,245	2,537	—	20,782
Corporate expenses	3,025	183	(183)	3,025
Depreciation and amortization	601	4,337	—	4,938

Operating income (loss) from continuing operations	9,925	(3,831)	183	6,277
Interest expense, net	7,599	1,378	—	8,977
Other (income) expense, net	4,174	(4,337)	183	20
Equity in net loss of subsidiaries	921	—	(921)	—
Income tax (benefit) expense	(1,153)	49	—	(1,104)
Discontinued operations, net of tax	(21)	—	—	(21)

Net loss	$(1,637)	(921)	921	(1,637)

	For the Three Months Ended September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Net revenue	$33,406	2,831	—	36,237
Station operating expenses	17,787	2,079	—	19,866
Corporate expenses	3,609	120	(120)	3,609
Depreciation and amortization	593	156	—	749

Operating income from continuing operations	11,417	476	120	12,013
Interest expense, net	7,222	1,347	—	8,569
Other (income) expense, net	(54)	—	120	66
Equity in net loss of subsidiaries	1,051	—	(1,051)	—
Income tax expense	5,084	180	—	5,264
Discontinued operations, net of tax	1,793	—	—	1,793

Net loss	$(93)	(1,051)	1,051	(93)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2001

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Net revenue	$85,047	9,293	—	94,340
Station operating expenses	51,636	7,953	—	59,589
Corporate expenses	8,004	548	(548)	8,004
Depreciation and amortization	1,775	11,627	—	13,402

Operating income (loss) from continuing operations	23,632	(10,835)	548	13,345
Interest expense, net	18,956	4,146	—	23,102
Other (income) expense, net	10,819	(11,627)	548	(260)
Equity in net loss of subsidiaries	3,570	—	(3,570)	—
Income tax (benefit) expense	(3,881)	216	—	(3,665)
Discontinued operations, net of tax	(456)	—	—	(456)
Extraordinary item, net of tax	(1,896)	—	—	(1,896)

Net loss	$(8,184)	(3,570)	3,570	(8,184)

	For the Nine Months Ended September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Net revenue	$95,757	8,765	—	104,522
Station operating expenses	55,149	6,340	—	61,489
Corporate expenses	9,559	360	(360)	9,559
Depreciation and amortization	1,699	502	—	2,201

Operating income from continuing operations	29,350	1,563	360	31,273
Interest expense, net	21,732	4,025	—	25,757
Other (income) expense, net	(558)	(2)	360	(200)
Equity in net loss of subsidiaries	17,556	—	(17,556)	—
Income tax expense	49,738	181	—	49,919
Discontinued operations, net of tax	1,747	—	—	1,747
Cumulative effect of a change in accounting principle, net of tax	(30,373)	(14,915)	—	(45,288)

Net loss	$(87,744)	(17,556)	17,556	(87,744)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2001

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Cash flows from operating activities	$17,028	1,497	—	18,525

Cash flows from investing activities	$(23,960)	(942)	—	(24,902)

Cash flows from financing activities	$18,631	(87)	—	18,544

	For the Nine Months Ended September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Cash flows from operating activities	$18,786	109	—	18,895

Cash flows from investing activities	$10,494	(71)	—	10,423

Cash flows from financing activities	$(42)	(98)	—	(140)

3.     New Accounting Pronouncements and Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

      The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company’s FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The Company will perform an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of each fiscal year, commencing in the fourth quarter of 2002. Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, the Company could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on December 31, 2001, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $4.5 million and $12.0 million for the three- and nine-month periods ended September 30, 2001, respectively. The following table presents adjusted financial results for the three- and nine-month periods ended September 30, 2001 and September 29, 2002, respectively, on a basis consistent with the new accounting principle.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 29,
	2001	2002	2001	2002

	(In thousands, except per share data)
	(Unaudited)
Reported net loss:	$(1,637)	(93)	(8,184)	(87,744)
Add back: cumulative effect of accounting principle, net of tax(1)	—	—	—	45,288
Add back: income tax valuation allowance(2)	—	—	—	55,358
Add back: amortization of goodwill and intangible assets(3)	4,461	—	12,023	—
Income tax expense adjustment(3):	(5,207)	—	(8,256)	—

Adjusted (loss) net income	$(2,383)	(93)	(4,417)	12,902

Basic and diluted (loss) income per share:
Reported net loss per share:	$(0.03)	—	(0.13)	(1.36)
Cumulative effect per share of a change in accounting principle, net of tax(1):	—	—	—	0.70
Income tax valuation allowance per share(2):	—	—	—	0.86
Amortization of goodwill and intangible assets per share(3):	0.07	—	0.19	—
Income tax adjustment per share(3):	(0.08)	—	(0.13)	—

Adjusted net (loss) income per share:	$(0.04)	—	(0.07)	0.20

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

(3)	The adjusted financial results in the three- and nine-month periods ended September 30, 2001 add back non-cash goodwill and intangible assets amortization of $4.5 million and $12.0 million, respectively, and reflect adjusted income tax expense assuming that SFAS No. 142 was effective as of January 1, 2001.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. Refer to Note (5) “SALE OF STATION”.

4.     Acquisitions

      On November 2, 2000, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with the International Church of the FourSquare Gospel (“ICFG”) to purchase radio station KXOL-FM (formerly KFSG-FM) serving Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the “TBA”) and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM) and KFSB-FM (formerly KNJR-FM) (the “93.5 TBA”). In connection with the Addendum to the Asset Purchase Agreement and the TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

      On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the “Second Amendment”). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the “KXOL Closing”) to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations, including KTCY-FM, during the term of the TBA. Pursuant to the Second Amendment, we made additional non-refundable deposits of $15.0 million on March 12, 2002 and $5.0 million on September 27, 2002, both of which will be credited towards the purchase price at closing. Additionally, we are required to make a payment to ICFG of $15.0 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by such date. All payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing.

      Pursuant to the Second Amendment, on February 8, 2002 we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair value of

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

approximately $8.9 million based upon the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, if ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter, warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. If these warrants are ever issued, the fair value of these warrants would be recorded as a programming expense. On August 14, 2002, ICFG extended the 93.5 TBA for an additional six months commencing on September 1, 2002. The 93.5 TBA currently expires on February 28, 2003.

      Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the March 12, 2003 payment discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such date. The term of the 93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) February 28, 2003, unless extended by ICFG for an additional ten-month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

      We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

5.     Sale of Station

      On June 4, 2002, the Company and one of its subsidiaries, KTCY Licensing, Inc., entered into an asset purchase agreement (the “Entravision Agreement”) with Entravision-Texas Limited Partnership, a Texas limited partnership (“Entravision”) for the sale of certain assets and the FCC license of KTCY-FM serving Dallas, Texas for a purchase price of $35.0 million. Additionally, KTCY Licensing, Inc. entered into a time brokerage agreement with Entravision Communications Corporation, a Delaware corporation (“Entravision Communications”), whereby Entravision Communications was permitted to broadcast its programming over radio station KTCY-FM until the closing of the asset sale. The FCC granted approval for the transfer of the FCC license of KTCY-FM and on August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of $31.4 million of intangible assets and $1.3 million of property and equipment. The Company recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      The Company determined that the sale of certain assets and the FCC license of KTCY-FM met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s assets as held for sale and its operations as discontinued operations. The results of operations in the current year and prior year periods of KTCY-FM have been classified as discontinued operations in the unaudited condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income from continuing operations excluding corporate expenses and depreciation and amortization. EBITDA consists of operating income from continuing operations excluding depreciation and amortization. Broadcast cash flow margin consists of broadcast cash flow divided by net revenue. Broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. These measures are not intended to be substitutes for operating income (loss), cash flow from operating activities, net income (loss), or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account our debt service requirements and/or any other commitments.

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of broadcast cash flow and EBITDA, are compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses as well as other expenses by working closely with local station management and others.

Results of Operations

              Three Months Ended September 29, 2002 Compared to the Three Months Ended September 30, 2001.

      Net Revenue. Net revenue was $36.2 million for the three months ended September 29, 2002 compared to $35.0 million for the three months ended September 30, 2001, an increase of $1.2 million or 3.4%. The increase was generated by the growth in revenue from our Los Angeles market and promotional events in various other markets. The revenue growth was partially offset by a decrease in barter revenue related to the AOL Time Warner barter agreement that concluded in August 2002.

      Station Operating Expenses. Station operating expenses were $19.9 million for the three months ended September 29, 2002 compared to $20.8 million for the three months ended September 30, 2001, a decrease of $0.9 million or 4.3%. The decrease was primarily attributed to lower barter expenses due to the conclusion of the AOL Time Warner agreement in August 2002 and a decrease in the allowance for doubtful accounts due to improved collections. The decrease in station operating expenses was offset by increases in expenses related to revenue such as commissions and promotional event expenses.

      Broadcast Cash Flow. Broadcast cash flow was $16.4 million for the three months ended September 29, 2002 compared to $14.2 million for the three months ended September 30, 2001, an increase of $2.2 million or 15.5%. Our broadcast cash flow margin increased to 45.3% for the three months ended September 29, 2002 compared to 40.6% for the three months ended September 30, 2001. The broadcast cash flow margin increased due to the increase in net revenue coupled with our continuous efforts to control operating expenses and the decrease in barter and allowance for doubtful accounts. Additionally, the broadcast cash flow margin was positively impacted by the growth in net revenue from our Los Angeles market compared to the prior year period.

      Corporate Expenses. Corporate expenses were $3.6 million for the three months ended September 29, 2002 compared to $3.0 million for the three months ended September 30, 2001, an increase of $0.6 million or 20.0%. The increase in corporate expenses resulted mainly from an increase in legal expenses.

      EBITDA. EBITDA was $12.8 million for the three months ended September 29, 2002 compared to $11.2 million for the three months ended September 30, 2001, an increase of $1.6 million or 14.3%. The increase in EBITDA was attributed to the increase in broadcast cash flow, partially offset by the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended September 29, 2002 compared to $4.9 million for the three months ended September 30, 2001, a decrease of $4.2 million or 85.7%. The decrease was related to the adoption of SFAS No. 142, which ceased the amortization of all our intangible assets and goodwill, effective December 31, 2001.

      Operating Income from Continuing Operations. Operating income from continuing operations was $12.0 million for the three months ended September 29, 2002 compared to $6.3 million for the three months ended September 30, 2001, an increase of $5.7 million or 90.5%. The increase in operating income from continuing operations was caused by an increase in EBITDA and a decrease in amortization expense due to the adoption of SFAS No. 142.

      Interest Expense, Net. Interest expense, net, was $8.6 million for the three months ended September 29, 2002 compared to $9.0 million for the three months ended September 30, 2001, a decrease of $0.4 million or 4.4%. The decrease in interest expense, net, was primarily due to fewer days of interest compared to the prior period.

      Income Taxes. Income tax expense was $5.3 million for the three months ended September 29, 2002 compared to an income tax benefit of $(1.1) million for the three months ended September 30, 2001. Income tax expense of $5.3 million was based on our high estimated effective book tax rate for the 2002 fiscal year. Our effective tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective tax rate reflects a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was $1.8 million for the three months ended September 29, 2002 and a minimal loss for the three months ended September 30, 2001. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. Thus, KTCY-FM’s results from operations for the three months ended September 29, 2002 and September 30, 2001 have been classified as discontinued operations. On August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Net Loss. Net loss was $0.1 million for the three months ended September 29, 2002 compared to a net loss of $1.6 million for the three months ended September 30, 2001. The net loss for the three months ended September 29, 2002 was due to the income tax expense based on our high effective book tax rate for the 2002 fiscal year.

Nine Months Ended September 29, 2002 Compared to the Nine Months Ended September 30, 2001.

      Net Revenue. Net revenue was $104.5 million for the nine months ended September 29, 2002 compared to $94.3 million for the nine months ended September 30, 2001, an increase of $10.2 million or 10.8%. The increase was generated by the growth in revenue from our Los Angeles market, promotional events in various other markets and an increase in local revenue. The revenue growth was partially offset by a decrease in barter revenue related to the AOL Time Warner barter agreement that concluded in August 2002.

      Station Operating Expenses. Station operating expenses were $61.5 million for the nine months ended September 29, 2002 compared to $59.6 million for the nine months ended September 30, 2001, an increase of $1.9 million or 3.2%. The increase was primarily attributed to an increase in national commissions, advertising and promotional expenditures in various markets, as well as, the increase in costs related to KXOL-FM which was operated for the entire nine-months ended September 29, 2002 compared to five-months in the prior year period. In turn, these increases were offset by decreases in barter expenses due to the conclusion of the AOL Time Warner agreement in August 2002, professional fees and the allowance for doubtful accounts.

      Broadcast Cash Flow. Broadcast cash flow was $43.0 million for the nine months ended September 29, 2002 compared to $34.8 million for the nine months ended September 30, 2001, an increase of $8.2 million or 23.6%. Our broadcast cash flow margin increased to 41.1% for the nine months ended September 29, 2002 compared to 36.9% for the nine months ended September 30, 2001. The broadcast cash flow margin increased due to the increase in net revenue and the decreases in the allowance for doubtful accounts and the AOL barter expense. Additionally, the broadcast cash flow margin was positively impacted by the growth in net revenue from our Los Angeles market compared to the prior year period.

      Corporate Expenses. Corporate expenses were $9.6 million for the nine months ended September 29, 2002 compared to $8.0 million for the nine months ended September 30, 2001, an increase of $1.6 million or 20.0%. The increase in corporate expenses resulted mainly from an increase in legal expenses.

      EBITDA. EBITDA was $33.5 million for the nine months ended September 29, 2002 compared to $26.7 million for the nine months ended September 30, 2001, an increase of $6.8 million or 25.5%. The increase in EBITDA was attributed to the increase in broadcast cash flow, partially offset by the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $2.2 million for the nine months ended September 29, 2002 compared to $13.4 million for the nine months ended September 30, 2001, a decrease of $11.2 million or 83.6%. The decrease was related to the adoption of SFAS No. 142, which ceased the amortization of all our intangible assets and goodwill, effective December 31, 2001.

      Operating Income From Continuing Operations. Operating income from continuing operations was $31.3 million for the nine months ended September 29, 2002 compared to $13.3 million for the nine months ended September 30, 2001, an increase of $18.0 million or 135.3%. The increase in operating income from continuing operations was caused by an increase in EBITDA and a decrease in amortization expense due to the adoption of SFAS No. 142.

      Interest Expense, Net. Interest expense, net, was $25.8 million for the nine months ended September 29, 2002 compared to $23.1 million for the nine months ended September 30, 2001, an increase of $2.7 million or 11.7%. The increase in interest expense, net, was primarily due to interest expense incurred on the additional $100.0 million 9 5/8% senior subordinated notes that were issued in June 2001. In addition, interest expense, net, increased due to a decrease in interest income resulting from a general decline in interest rates on our cash balances.

      Other, Net. Other income, net, was $0.2 million for the nine months ended September 29, 2002 due mainly to an insurance recovery for a claim related to the New York facilities. Other income, net, was $0.3 million for the nine months ended September 30, 2001 due to an insurance recovery for a claim related to an office building in Los Angeles.

      Income Taxes. Income tax expense was $49.9 million for the nine months ended September 29, 2002 compared to an income tax benefit of $(3.7) million for the nine months ended September 30, 2001. Income tax expense for the nine months ended September 29, 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets effective December 31, 2001. As a result of adopting SFAS No. 142, amortization of indefinite-life intangible assets ceased and the Company could not be assured that the reversals of our deferred tax liabilities related to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. Additionally, the Company recorded an income tax expense of $8.4 million based on our high estimated effective tax rate for the 2002 fiscal year, offset by a $13.9 million non-cash income tax benefit due to a reduction of some of the Company’s valuation allowance on its deferred taxes, determined in accordance with SFAS No. 109 and currently available information.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was $1.7 million for the nine months ended September 29, 2002 compared to a loss on discontinued operations, net of taxes of $0.5 million for the nine months ended September 30, 2001. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. KTCY-FM’s results from operations for the nine months ended September 29, 2002 and September 30, 2001 have been classified as discontinued operations. On August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. Cumulative effect of a change in accounting principle, net of taxes, was a non-cash transitional charge of $45.3 million for the nine months ended September 29, 2002. The Company adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was $87.7 million for the nine months ended September 29, 2002 compared to $8.2 million for the nine months ended September 30, 2001. The net loss for the nine months ended September 29, 2002 was due to income tax expense and the cumulative effect of a change in accounting principle, net of income tax benefit, related to the adoption of SFAS No. 142.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand and cash provided by operations. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes. Additionally, the indentures place restrictions with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

      Net cash flows provided by operating activities were $18.9 million for the nine months ended September 29, 2002 compared to net cash flows provided by operating activities of $18.5 million for the nine months ended September 30, 2001. Changes in our net cash flows from operating activities were primarily a result of changes in working capital balances.

      Net cash flows provided by investing activities were $10.4 million for the nine months ended September 29, 2002 compared to net cash flows used in investing activities of $24.9 million for the nine months ended September 30, 2001. Changes in our net cash flows from investing activities were primarily a result of the proceeds from the sale of radio station KTCY-FM during the nine months ended September 29, 2002 as compared to the nine months ended September 30, 2001.

      Net cash flows used in financing activities were $0.1 million for the nine months ended September 29, 2002 compared to net cash flows provided by financing activities of $18.5 million for the nine months ended September 30, 2001. Our net cash flows from financing activities during the nine months ended September 30, 2001 were primarily a result of our Rule 144A offering of $100 million of 9 5/8% senior subordinated notes due 2009 and our repayment of the outstanding indebtedness under our senior credit facility which we then terminated.

      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the economic conditions within the radio broadcasting industry and economic conditions in general will not further deteriorate in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities.

      We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On November 2, 2000, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with the International Church of the FourSquare Gospel (“ICFG”) to purchase radio station KXOL-FM (formerly KFSG-FM) serving Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the “TBA”) and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM) and KFSB-FM (formerly KNJR-FM) (the “93.5 TBA”). In connection with the Addendum to the Asset Purchase Agreement and the TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

      On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the “Second Amendment”). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the “KXOL Closing”) to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations, including KTCY-FM, during the term of the TBA. Pursuant to the Second Amendment, we made additional non-refundable deposits of $15.0 million on March 12, 2002 and $5.0 million on September 27, 2002, both of which will be credited towards the purchase price at closing. Additionally, we are required to make a payment to ICFG of $15.0 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by such date. All payments are non-refundable (except in the case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing.

      Pursuant to the Second Amendment, on February 8, 2002 we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, if ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter, warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. If these warrants are ever issued, the fair value of these warrants would be recorded as a programming expense. On August 14, 2002, ICFG extended the 93.5 TBA for an additional six months commencing on September 1, 2002. The 93.5 TBA currently expires on February 28, 2003.

      Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the March 12, 2003 payment discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such date. The term of the 93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) February 28, 2003, unless extended by ICFG for an additional ten-month period. ICFG has the right to cancel the 93.5 TBA at any time upon thirty days prior written notice.

      We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

      We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms for future acquisitions.

New Accounting Pronouncements and Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

      The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company’s FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

      The Company will perform an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of each fiscal year, commencing in the fourth quarter of 2002. Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, the Company could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on December 31, 2001, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $4.5 million and $12.0 million for the three- and nine-month periods ended September 30, 2001, respectively. The following table presents adjusted financial results for the three- and nine-month periods ended September 30, 2001 and September 29, 2002, respectively, on a basis consistent with the new accounting principle.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 29,
	2001	2002	2001	2002

	(In thousands, except per share data)
	(Unaudited)
Reported net loss:	$(1,637)	(93)	(8,184)	(87,744)
Add back: cumulative effect of accounting principle, net of tax(1)	—	—	—	45,288
Add back: income tax valuation allowance(2)	—	—	—	55,358
Add back: amortization of goodwill and intangible assets(3)	4,461	—	12,023	—
Income tax expense adjustment(3):	(5,207)	—	(8,256)	—

Adjusted (loss) net income	$(2,383)	(93)	(4,417)	12,902

Basic and diluted (loss) income per share:
Reported net loss per share:	$(0.03)	—	(0.13)	(1.36)
Cumulative effect per share of a change in accounting principle, net of tax(1):	—	—	—	0.70
Income tax valuation allowance per share(2):	—	—	—	0.86
Amortization of goodwill and intangible assets per share(3):	0.07	—	0.19	—
Income tax adjustment per share(3):	(0.08)	—	(0.13)	—

Adjusted net (loss) income per share:	$(0.04)	—	(0.07)	0.20

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

(3)	The adjusted financial results in the three- and nine-month periods ended September 30, 2001 add back non-cash goodwill and intangible assets amortization of $4.5 million and $12.0 million, respectively, and reflect adjusted income tax expense assuming that SFAS No. 142 was effective as of January 1, 2001.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. Refer to Note (5) “SALE OF STATION” in the accompanying unaudited condensed consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

      This report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose the non-refundable deposits that we have made (except in the case of breach by ICFG);

•	If we complete our acquisition of KXOL-FM and/or acquire additional stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase;

•	Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our results of operations and financial position;

•	Our broadcast revenue and operating results could be adversely affected by the current recession or by another national or regional recession;

•	Our substantial level of debt could limit our ability to grow and compete;

•	Despite current indebtedness levels and limits imposed by our indentures on additional indebtedness, we and our subsidiaries may still be able to incur substantially more debt which could limit our ability to grow and compete;

•	If any lender to us or our subsidiaries accelerates any debt in the event of a default under our or our subsidiaries’ indebtedness, we and our subsidiaries may not have the resources to repay that debt, and an event of default under any material debt instrument would result and harm our business and financial condition;

•	The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

•	We have experienced net losses in the past and to the extent that we experience losses in the future, the market price of our securities and our ability to raise capital could be adversely affected;

•	A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations;

•	Loss of key personnel, including Raúl Alarcón, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business;

•	We compete for advertising revenue with other broadcasting groups as well as other media groups, many of which have greater resources than we do;

•	Our growth depends upon successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets, but we cannot assure you that our acquisition strategy will be successful;

•	Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

•	We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing or future stockholders could depress the market price of our Class A common stock.

      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 30, 2001, for the three-month transitional period ended December 30, 2001, and for the nine-month period ended September 29, 2002. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

      We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

Item 4.     Controls and Procedures

      Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this quarterly report on Form 10-Q, that our disclosure controls and procedures under Rule 13a-14(c) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      As reported in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002, on November 28, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers who acquired shares of our Class A common stock pursuant to the registration statement and prospectus (collectively, the “Prospectus”) relating to our initial public offering which closed on November 2, 1999 (the “IPO”). The complaint was amended on April 19, 2002. The lawsuit was filed against SBS, eight underwriters of the IPO and/or their successors-in-interest (collectively, the “Underwriters”), two members of our senior management team, one of which is our Chairman of the Board of Directors, and an additional director (collectively, the “Individuals”). The claims being made under the complaint are similar to claims currently being made in over 300 class action suits filed against companies with recent initial public offerings and their underwriters. All of these suits, including the one involving SBS, have been assigned for consolidated pretrial purposes to one judge.

      The class action complaint alleges violations of the federal securities laws, specifically that the Prospectus contained materially false and misleading statements based on alleged misstatements and/or omissions of material facts relating to underwriting commissions. The complaint also alleges Rule 10b-5 violations by the Underwriters and SBS, but not by the Individuals. In addition, the complaint alleges violations of Section 15 of the Securities Act and Section 20(a) of the Exchange Act by the Individuals. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of such lawsuit. Motions to dismiss the complaints covering issues common among all issuer defendants in the consolidated cases and issues common among all underwriter defendants in the consolidated cases have been fully briefed and were argued on November 1, 2002. Discovery has been stayed pending decision on the motions to dismiss.

      As reported in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002, on June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against SBS, alleging that he was entitled to compensation for work performed for SBS and a commission for the pending purchase of a radio station by SBS. Mr. Rumbaut subsequently amended his theory of damages and claimed approximately $8.0 million in damages, plus attorney’s fees and pre-judgment interest. On July 29, 2002, a final judgment was entered in favor of the plaintiff for a total of $1.5 million consisting of compensation for executive services of $0.5 million and $1.0 million for the plaintiff’s contribution towards the pending purchase of a radio station. The final judgment was subsequently amended to reflect an award of $1.2 million, consisting of compensation for executive services of $0.2 million and $1.0 million for the plaintiff’s contribution towards the pending purchase of a radio station. The Company has accrued for this judgment in the condensed consolidated financial statements for the three- and nine-month periods ended September 29, 2002. The Company has filed a notice of appeal and is considering additional legal options. After the amended final judgment was entered, the Court held that the plaintiff was entitled to prejudgment interest totaling $0.2 million. On October 11, 2002, the Company made a payment of $1.4 million into an escrow account for the final judgment and postjudgment interest, pending the appeal. The Court is currently considering the amount of attorney’s fees to be awarded to the plaintiff.

      As reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, on June 12, 2002, SBS filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an Amended Complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected SBS’s ability to raise capital, depressed SBS’s share price, impugned SBS’s reputation, made station acquisitions more difficult, and interfered with SBS’s business opportunities and contractual arrangements. SBS is seeking actual damages in excess of $500 million, which are to be trebled under anti-trust law. Both defendants have moved to dismiss the Amended Complaint and briefing on this motion is underway. Discovery has commenced in this action, which is scheduled to be ready for trial in January 2004.

      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.

Item 5.	Other Information

      On September 30, 2002, the Company terminated its lease for a two-bedroom furnished condominium apartment in midtown Manhattan which the Company leased since August 1987 from Mr. Alarcón Jr., our Chief Executive Officer, President and Chairman of the Board of Directors, for a monthly rent of $9,000.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits —

10.1	Stock Option Agreement dated as of August 30, 2002, between the Company and William B. Tanner.
10.2	Stock Option Agreement dated as of October 29, 2002, between the Company and Raúl Alarcón, Jr.
99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
There were no reports on Form 8-K filed during the three months ended September 29, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf and on behalf of the additional registrants by the undersigned thereunto duly authorized.

Spanish Broadcasting System, Inc. and each of the
additional registrants listed in the Table of
Additional Registrants

By:	/s/ JOSEPH A. GARCíA

Joseph A. García, Executive Vice President,
Chief Financial Officer and Secretary
(principal financial and accounting officer
and duly authorized officer of the registrant)

Date: November 13, 2002

CERTIFICATIONS

      I, Raúl Alarcón, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spanish Broadcasting System, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ RAÚL ALARCÓN, JR.

Name:	Raúl Alarcón, Jr.
Title:	Chairman of the Board of Directors,
Chief Executive Officer and President

      I, Joseph A. García, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spanish Broadcasting System, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JOSEPH A. GARCíA

Name:	Joseph A. García
Title:	Chief Financial Officer,
Executive Vice President and Secretary